Form 10-Q
period 1993-12-31
HALLMARK HEALTHCARE CORP
filed 1994-02-15
CIK 765052

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

     (Mark One)

     [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 1993 or

     [   ]     Transition report pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

     For the transition period from               to

     Commission file No.  0-13991



                         HALLMARK HEALTHCARE CORPORATION
             (Exact name of registrant as specified in its charter)


     DELAWARE                                                 63-0817574
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

300 GALLERIA PARKWAY, SUITE 650, ATLANTA, GEORGIA             30339
(Address of Principal Executive Offices)                     (Zip Code)

                                 (404) 933-5500
              (Registrant's Telephone Number, Including Area Code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    -----      -----

The number of shares of the Registrant's Common Stock outstanding at February 4,1994:

               $0.05 par value Class A common stock - 2,966,878
               $0.05 par value Class B common stock -    64,102

                                    FORM 10-Q


HALLMARK HEALTHCARE CORPORATION


                                                                        PAGE NO.

Part I - Financial Information


Item 1.  Financial Statements:

  Condensed Consolidated Balance Sheets at December 31, 1993 and
    June 30, 1993  . . . . . . . . . . . . . . . . . . . . . . . .         4

  Condensed Consolidated Statements of Operations for the quarter
    and six months ended December 31, 1993 and 1992  . . . . . . .         6

  Condensed Consolidated Statements of Cash Flows for the six months
    ended December 31, 1993 and 1992 . . . . . . . . . . . . . . .         7

  Notes to Condensed Consolidated Financial Statements . . . . . .         8


Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations. . . . . . . . . . . . . . . . . . . .         14



Part II - Other Information


Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . .         20

Item 4.  Submission of Matters to a Vote of Security Holders . . .         20

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . .         21


Signatures


                         HALLMARK HEALTHCARE CORPORATION


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                         HALLMARK HEALTHCARE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                      December 31, 1993           June 30, 1993
                                                      -----------------           -------------
                                                         (Unaudited)                    *

                      ASSETS
                      ------

Current assets:
  Cash and cash equivalents. . . . . . . . . . . .     $        10,574          $         4,899
  Patient accounts receivable, less allowance
    for doubtful accounts of $4,537 and
    $4,135 at December 31, 1993 and
    June 30, 1993, respectively. . . . . . . . . .              19,271                   19,767
  Inventories. . . . . . . . . . . . . . . . . . .               4,194                    4,103
  Other current assets . . . . . . . . . . . . . .               5,150                    4,513
  Deferred tax asset . . . . . . . . . . . . . . .               3,252                       --
                                                        -----------------       -----------------
    Total current assets . . . . . . . . . . . . .              42,441                   33,282
                                                        -----------------       -----------------

Property and equipment:

  Land and improvements. . . . . . . . . . . . . .               7,540                    7,277
  Buildings and improvements . . . . . . . . . . .             101,360                   98,887
  Equipment. . . . . . . . . . . . . . . . . . . .              55,046                   53,296
  Construction in progress . . . . . . . . . . . .                 463                    2,227

                                                        -----------------       -----------------
                                                               164,409                  161,687

  Less:  accumulated depreciation and
    amortization . . . . . . . . . . . . . . . . .             (57,640)                 (53,452)
                                                        -----------------       -----------------

                                                               106,769                  108,235
Other assets . . . . . . . . . . . . . . . . . . .              20,096                   18,360
                                                        -----------------       -----------------

                                                       $       169,306          $       159,877
                                                        -----------------       -----------------
                                                        -----------------       -----------------


*Condensed from audited financial statements
See accompanying notes

                                       -4-

                         HALLMARK HEALTHCARE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                      December 31, 1993            June 30, 1993
                                                      -----------------            -------------
                                                         (Unaudited)                      *

LIABILITIES & STOCKHOLDERS' EQUITY
- ----------------------------------

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . .     $        10,957          $        11,819
  Accrued payroll, vacation and related taxes. . .               3,706                    4,056
  Other accrued liabilities. . . . . . . . . . . .              11,194                   10,718
  Current maturities of long-term debt and
    capital lease obligations. . . . . . . . . . .                 585                    5,306
                                                        -----------------       ------------------

    Total current liabilities. . . . . . . . . . .              26,442                   31,899

Long-term debt and capital lease obligations . . .              87,613                   75,181
Other long-term liabilities. . . . . . . . . . . .              17,658                   17,648
Deferred income taxes. . . . . . . . . . . . . . .               7,818                    2,060
Deferred debt restructuring credits. . . . . . . .                  --                   27,041

Commitments and contingencies

Redeemable preferred stock . . . . . . . . . . . .               1,120                    1,095

Common stockholders' equity:

  Common stock
    Class A, $0.05 par value, authorized
      25,000,000 shares; issued and outstanding
      2,958,608 and 2,585,457 shares at
      December 31, 1993 and June 30, 1993,
      respectively . . . . . . . . . . . . . . . .                 148                      129
    Class B, $0.05 par value, authorized 2,500,000
      shares; issued and outstanding 64,102 and
      390,298 shares at December 31, 1993 and
      June 30, 1993, respectively. . . . . . . . .                   3                       19

    Additional paid-in capital . . . . . . . . . .              53,546                   52,331

    Accumulated deficit. . . . . . . . . . . . . .             (25,042)                 (47,526)
                                                        -----------------       ------------------

    Total common stockholders' equity. . . . . . .              28,655                    4,953
                                                        -----------------       ------------------
                                                       $       169,306          $       159,877
                                                        -----------------       ------------------
                                                        -----------------       ------------------


*Condensed from audited financial statements
See accompanying notes

                                       -5-

                       HALLMARK HEALTHCARE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                       (In thousands except per share data)

                                                                Quarter Ended                     Six Months Ended
                                                                 December 31,                       December 31,
                                                                -------------                     ----------------

                                                            1993             1992           1993                1992
                                                          ---------      ----------      ---------          ----------

Net patient service revenues  . . . . . . . .            $ 45,876        $ 41,891       $  91,165           $ 82,275
Other revenues  . . . . . . . . . . . . . . .               2,060           1,681           4,099              2,878
                                                         ---------      ----------      ---------          ----------
  TOTAL REVENUES  . . . . . . . . . . . . . .              47,936          43,572          95,264             85,153
Expenses:
  Salaries and benefits . . . . . . . . . . .              20,999          18,122          41,297             35,965
  Supplies  . . . . . . . . . . . . . . . . .               6,058           5,624          11,822             11,243
  Provision for bad debts . . . . . . . . . .               3,422           2,800           6,613              5,679
  Other operating expenses  . . . . . . . . .              12,473          12,558          25,144             24,787
  Interest  . . . . . . . . . . . . . . . . .               1,653             957           2,490              2,058
  Depreciation and amortization . . . . . . .               2,231           2,352           4,630              4,470
                                                         ---------      ----------      ---------          ----------

   TOTAL EXPENSES . . . . . . . . . . . . . .              46,836          42,413          91,996             84,202
                                                         ---------      ----------      ---------          ----------

  Income from operations  . . . . . . . . . .               1,100           1,159           3,268                951
  Gain on sale of healthcare facility . . . .                  --              --             --                 752
                                                         ---------      ----------      ---------          ----------

  Income before income taxes,
  extraordinary items
  and cumulative effect of
  accounting change . . . . . . . . . . . . .               1,100           1,159           3,268              1,703

  Provision for income taxes  . . . . . . . .                 462             586           1,373                919
                                                         ---------      ----------      ---------          ----------

INCOME BEFORE EXTRAORDINARY ITEMS
AND CUMULATIVE EFFECT OF ACCOUNTING
CHANGE  . . . . . . . . . . . . . . . . . . .                 638             573           1,895                 784

  Extraordinary items
    Gain on restructure of debt, net of
      income tax effect of $2,170 for
      the quarter and six months ended
      December 31, 1993, and $253 for
      the quarter and six months ended
      December 31, 1992 . . . . . . . . . . .              19,784             490          19,784                 490
    Credit resulting from utilization of
      net operating loss carryforwards  . . .                  --             646              --                889
                                                         ---------      ----------      ---------          ----------

INCOME BEFORE CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE  . . . . . . . . . . . . .              20,422           1,709          21,679              2,163
Cumulative effect of accounting change  . . .                  --              --             805                 --
                                                         ---------      ----------      ---------          ----------
NET INCOME  . . . . . . . . . . . . . . . . .              20,422           1,709          22,484              2,163
Accretion of preferred stock
 redemption requirement . . . . . . . . . . .                 110              79             210                151
                                                         ---------      ----------      ---------          ----------
Net income applicable to common stock . . . .            $ 20,312       $   1,630       $  22,274          $   2,012
                                                         ---------      ----------      ---------          ----------
                                                         ---------      ----------      ---------          ----------

Weighted average common and common
 equivalent shares outstanding  . . . . . . .               3,760           3,346           3,759              3,343
                                                         ---------      ----------      ---------          ----------
                                                         ---------      ----------      ---------          ----------
NET INCOME PER COMMON AND COMMON
 EQUIVALENT SHARE
Income before extraordinary items and
 cumulative effect of accounting change . . .              $ 0.17          $ 0.17         $  0.50             $ 0.24
Extraordinary items . . . . . . . . . . . . .                5.26            0.34            5.26               0.41
Cumulative effect of accounting change  . . .                 --              --              .22                 --
                                                         ---------      ----------      ---------          ----------
NET INCOME PER COMMON AND COMMON
 EQUIVALENT SHARE . . . . . . . . . . . . . .            $   5.43        $  0.51        $   5.98            $  0.65
                                                         ---------      ----------      ---------          ----------
                                                         ---------      ----------      ---------          ----------

See accompanying notes
                                       -6-

                         HALLMARK HEALTHCARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited) (In thousands)


                                                                            Six Months Ended December 31,
                                                                            -----------------------------
                                                                            1993                     1992
                                                                            ----                     ----

Cash flows from operating activities:
  Net income  . . . . . . . . . . . . . . . . . . . . . . .            $    22,484             $    2,163
  Adjustments to reconcile net income to
     net cash provided by operating activities:
  Extraordinary items:
    Gain on restructure of debt, net of income tax
     effect of $ 2,170 and $ 253 for the six months
     ended December 31, 1993, and 1992,
     respectively  . . . . . . . . . . . . . . . . . . . . .               (19,784)                  (490)
    Credit resulting from utilization
     of net operating loss carryforwards . . . . . . . . . .                    --                   (889)
  Cumulative effect of accounting change . . . . . . . . . .                  (805)                    --
  Depreciation and amortization. . . . . . . . . . . . . . .                 4,630                  4,470
  Gain on sale of healthcare facility. . . . . . . . . . . .                    --                   (752)
  Amortization of deferred debt
     restructuring credits . . . . . . . . . . . . . . . . .                (2,071)                (3,138)
  Change in allowance for doubtful accounts. . . . . . . . .                   402                    430
  Change in assets and liabilities net of effects of
    healthcare facilities sold:
    Patient accounts receivable . . . . . . . . . . . . . .                   (506)                (2,368)
    Other assets    . . . . . . . . . . . . . . . . . . . .                    701                 (1,703)
    Accounts payable. . . . . . . . . . . . . . . . . . . .                   (862)                 2,014
    Other liabilities . . . . . . . . . . . . . . . . . . .                  2,077                    795
                                                                       ------------------    ------------------
    Net cash provided by operating activities . . . . . . .                  6,266                    532
                                                                       ------------------    ------------------

Cash flows from investing activities:
  Proceeds from sale of healthcare
    facilities . . . . . . . . . . . . . . . . . . . . . . .                    --                  9,336
  Purchase of property & equipment, net. . . . . . . . . . .                (2,600)                (2,776)
                                                                       ------------------    ------------------
  Net cash (used in) provided by
    investing activities . . . . . . . . . . . . . . . . . .                (2,600)                 6,560
                                                                       ------------------    ------------------

Cash flows from financing activities:
  Proceeds from issuance of long term debt . . . . . . . . .                80,000                     --
  Costs of issuance of long term debt. . . . . . . . . . . .                (2,400)                    --
  Principal payments on long-term debt and
   capital lease obligations . . . . . . . . . . . . . . . .               (75,591)               (10,484)
                                                                       ------------------    ------------------
  Net cash provided by (used in) financing
      activities     . . . . . . . . . . . . . . . . . . . .                 2,009                (10,484)
                                                                       ------------------    ------------------

Increase (decrease) in cash and cash equivalents . . . . . .                 5,675                 (3,392)

Cash and cash equivalents at beginning of
  period . . . . . . . . . . . . . . . . . . . . . . . . . .                 4,899                  7,749
                                                                       ------------------    ------------------

Cash and cash equivalents at end of period . . . . . . . . .           $    10,574             $    4,357
                                                                       ------------------    ------------------
                                                                       ------------------    ------------------

See accompanying notes

                                    FORM 10-Q

                        HALLMARK  HEALTHCARE  CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

December 31, 1993

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements presented herein, in the opinion of management, reflect all adjustments considered necessary for a fair presentation of the results of operations and financial position for the interim periods covered by this report. All significant intercompany accounts and transactions have been eliminated in consolidation.

These financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended June 30, 1993, included in the Company's Annual Report on Form 10-K for the year ended June 30, 1993.

NOTE 2 - NATURE OF BUSINESS

The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, the results of operations for the interim periods are not necessarily indicative of the results expected for the year.

NOTE 3 - CHANGE IN OPERATIONS

In fiscal 1993, the Company divested substantially all of the assets of two hospital subsidiaries for approximately $9,400,000 in cash. The Company recognized a gain of approximately $752,000 from the sale of one hospital in the quarter ended September 30, 1992 and recognized no gain or loss on the hospital sale in December 1992. Net proceeds of the sales approximated $8,500,000, of which approximately $7,000,000 was used to prepay amounts under the formerly outstanding Bank Credit Agreement and $1,500,000 was used to acquire a portion of the Company's formerly outstanding 14.5% Subordinated Debentures. The accompanying condensed consolidated statements of operations for the quarter and six months ended December 31, 1993 and 1992, include net revenues and expenses for one hospital through November 30, 1992. The facilities had no net revenues in the quarter ended December 31, 1992, and net revenues of $97,000 for the six months then ended. For the quarter and six months ended December 31, 1992, the facilities had total expenses of $359,000 and $1,296,000, respectively.

NOTE 4 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consisted of the following (in thousands):


                                                          December 31,1993         June 30,1993
                                                          ----------------         ------------
Senior Subordinated Notes due November 15,
2003, interest at 10 5/8% per annum payable
semi-annually beginning May 15, 1994,
redeemable at the Company's option at a
redemption price of 105.3125% of principal on
or after November 15, 1998, declining to
102.6563% on November 15, 1999 and 100% on
November 15, 2000.                                          $    80,000                 $    --

Amended and Restated Bank Credit Agreement
dated as of January 1, 1989, as amended, ("Bank
Credit Agreement").                                                  --                  64,244

Senior Subordinated Debentures due 1999,
interest at 7%.                                                      --                   6,238

Senior Subordinated Notes due 1999, interest
at 7%.                                                               --                   1,098

Senior Subordinated Notes due 1993 through
1995, interest at 8% or 9%.                                          --                     959

Capital lease obligations and other indebtedness,
interest at varying rates from 4% to 16% per
annum through 2018.                                               8,198                   7,948
                                                              -----------             -----------
                                                                 88,198                  80,487

Less current portion                                               (585)                 (5,306)
                                                              -----------             -----------

Long-term debt and capital lease obligations                $    87,613             $    75,181
                                                            --------------          -------------
                                                            --------------          -------------

On November 15, 1993, the Company completed a public offering of $80,000,000 principal amount of 10 5/8% Senior Subordinated Notes due 2003 (the "Notes"). The Notes are senior subordinated obligations of the Company, and, as such, are subordinated to all existing and future senior indebtedness of the Company. The net proceeds from the offering were approximately $77,600,000, of which approximately $62,100,000 was used to repay in full the indebtedness outstanding under the Bank Credit Agreement and approximately $10,700,000 was used to redeem all of the Company's outstanding subordinated indebtedness. The remaining proceeds of approximately $4,800,000 will be used for general corporate purposes.

The indenture contains certain covenants which limit or restrict, among other items, (i) additional indebtedness, including subordinated debt; (ii) liens;
(iii) issuance of preferred stock by the Company's subsidiaries; (iv) transactions with affiliates; (v) restricted payments; (vi) investments and loans; (vii) application of the proceeds of certain asset sales; and (viii) mergers, consolidations and the transfer of substantially all of the assets of the Company to another person, all as defined in the indenture. The indenture also contains a provision that in the event of a change of control, as defined, the Company shall make an offer to repurchase the notes at a purchase price equal to 101% of the principal amount thereof, plus accrued interest through the repurchase date.

During fiscal years 1990 through 1993, the Company, through a series of transactions, underwent a restructuring of certain of its outstanding indebtedness. The restructuring included modifications to its then outstanding bank debt and the issuance of several series of senior subordinated notes and debentures and payments of cash in exchange for certain of its 14 1/2% Senior Subordinated Debentures (the "14 1/2% Debentures"). Pursuant to the provisions of Financial Accounting Standard No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings", the Company did not recognize any gain from the modification of its bank debt or from certain transactions in the 14 1/2% Debentures. The unrecognized gain from such transactions was deferred and classified in the accompanying condensed consolidated balance sheets as "Deferred debt restructuring credits" at June 30, 1993. Such credits were amortized as a reduction of interest expense during the period that the restructured debt remained outstanding. During the quarter and six months ended December 31, 1993, interest expense was reduced by $690,000 and $2,071,000 respectively, as a result of amortization of the deferred credits. During the quarter ended December 31, 1993, the Company recognized an extraordinary gain of $19,784,000 (net of income tax effect of $2,170,000) primarily from the write-off of the remaining balance of the deferred credits.

During the quarter ended December 31, 1993, the Company entered into a credit agreement with a financial institution (the "New Credit Agreement") pursuant to which the Company may borrow up to $25,000,000. The New Credit Agreement consists of (i) a working capital facility in the principal amount of up to $15,000,000 and (ii) an acquisition facility in the principal amount of up to $10,000,000 (collectively, the "Facilities"). Borrowings under the working capital facility are secured by an assignment by the Company to the lender of its patient accounts receivable. The Company may not borrow pursuant to the acquisition facility until it is activated by mutual agreement of the Company and the lender, which must be no later than December 31, 1994; the acquisition facility had not been activated as of December 31, 1993. Borrowing capacity under the working capital facility is based on a percentage of the Company's eligible patient accounts receivable, as defined. Certain conditions exist prior to the Company borrowing under the Facilities, some of which have not yet been satisfied; accordingly, there was no borrowing availability at December 31, 1993.

Interest on the Facilities is payable monthly at a variable rate selected by the Company, which will be either a published rate for thirty day dealer-placed commercial paper, plus 3% or reserve-adjusted one, two or three month LIBOR, plus 3%. The working capital facility terminates on December 31, 1998, at which time the entire unpaid balance under the facility is due. Principal on the acquisition facility is due in twelve monthly installments commencing on December 31, 1997. The Facilities bear an unused line fee of 1/2 of 1% of the average daily unused availability under the Facilities. No unused line fee is charged for the acquisition facility until such line is activated.

Under the terms of the New Credit Agreement, the Company is required to meet certain financial covenants, including, among others, a fixed charge coverage ratio, a minimum interest coverage ratio, a minimum net worth level, an accounts receivable turnover ratio and a minimum EBITDA level, as defined. In addition, the Credit Agreement contains limitations and/or restrictions on acquisitions, investments, capital expenditures, dividends on the Company's equity securities and incurrence of additional indebtedness.

At December 31, 1993, the Company had two outstanding letters of credit totalling $2,212,000 which were issued by a commercial bank and are used to satisfy certain security requirements of the Company's workers' compensation insurance carrier.

NOTE 5 - INCOME TAXES

At December 31, 1993, the Company had tax NOL carryforwards of approximately $28,000,000, which expire in fiscal years 2002 through 2006. Such NOL carryforwards may be available to offset future taxable income of the Company, if any.

During the first fiscal quarter of 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS No. 109 requires a change in accounting for income taxes to an asset and liability approach under which deferred tax assets and liabilities are determined based on the difference between the financial accounting and tax accounting basis of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the currently enacted tax rate expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized. The Company recorded a credit of $805,000 to reflect the cumulative effect of adopting such standard in the quarter ended September 30, 1993.

During 1991, the Company issued 390,298 shares of Class B common stock in exchange for $18,620,000 of bank debt. The Company, based on consultation with outside tax and valuation advisors, believes that the exchange qualified under the stock-for-debt exception to the recognition of income from discharge of indebtedness which is available to an insolvent corporation. In the event the Internal Revenue Service challenges the Company's position successfully, the Company's current NOL carryforwards could be reduced by as much as $16,000,000.

The Internal Revenue Code contains provisions which limit the use of NOL carryforwards following significant changes in ownership of a corporation's stock. A significant change in ownership generally occurs when persons holding 5% or more of the corporation's stock ("5% shareholders") increase their percentage ownership of such stock, in the aggregate, by more than 50% during any three year period. The Company believes that no significant change in ownership has occurred that would limit the Company's use of the NOL carryforwards described above. However, use of such NOL carryforwards could be limited in the future as a result of, among other things, future purchases of the Company's stock by 5% shareholders or the issuance of additional stock (including the issuance of options under the Company's employee benefit plans).

NOTE 6 - 25% REDEEMABLE PREFERRED STOCK

The Company is authorized to issue 2,500,000 shares of preferred stock (issuable in series) of which it had outstanding at December 31, 1993 and June 30, 1993, respectively, 33,407 and 39,569 shares of $5 par value 25% Participating
Convertible Cumulative Redeemable Preferred Stock (the "25% Preferred").   The
25% Preferred has a preference over common stockholders upon liquidation or dissolution of the Company of $125 per share, minus certain dividends if previously paid. Each 25% Preferred share is convertible, at any time, into five shares of Class A common stock, subject to adjustment under certain conditions, and is entitled to annual dividends equal to 25% of defined net income, if any, subject to a maximum annual payment of 10% of liquidation preference, when and if declared by the Board of Directors of the Company out of funds legally available for such dividends. Such dividends are cumulative and subject to certain maximums, limits and other conditions. No such dividends have been declared by the Company's Board of Directors. To date, such undeclared dividends have been cumulative in an amount equal to 17% of the 25% Preferred's liquidation value (approximately $710,000 at December 31, 1993). Dividends are cumulative annually to the extent of 5% of the aggregate liquidation preference on the last day of the calendar year until all of the 25% preferred has been redeemed. The holders of the 25% Preferred have voting rights on all matters other than the election of Directors. The 25% Preferred is redeemable at any time prior to the required redemption at the Company's option. Based on the current number of shares outstanding, the terms of the 25% Preferred provide for redemption (but only out of funds legally available for that purpose and then only to the extent permitted by its loan agreements, indentures and Certificate of Incorporation) at a price of $125 per share, minus certain dividends if previously paid, on February 12, 1995 of approximately $557,000, on February 12, 1999 of approximately $2,227,000, and on February 12, 2000 of approximately $1,392,000 (for the remaining shares). No reserve has been provided for dividends on the 25% Preferred.

The 25% Preferred was recorded at issuance at $9.35 per share and is being accreted to a redemption price of $125 per share through the respective redemption dates utilizing the interest method. The accretion is charged to retained earnings, if available, or additional paid-in capital.

During the six months ended December 31, 1993, 6,162 shares of 25% Preferred were converted into 30,810 shares of Class A common stock.

NOTE 7 - STOCKHOLDERS' EQUITY

During the quarter ended September 30, 1993, the Board of Directors amended the Company's Long Term Cash Incentive Plan, providing for cash payments of approximately $600,000 and the issuance of approximately 181,000 shares of the Company's Class A common stock in August 1994. Pursuant to such amendment, an accrual of approximately $1,187,000 for shares to be issued under the amended plan has been recorded as additional paid-in capital in the accompanying Condensed Consolidated Balance Sheets as of December 31, 1993.

In May 1991, the Class B common stock was issued to the holders of the Company's bank debt in exchange for $18,620,000 principal amount of outstanding bank debt. The Class B stock is non-voting and is convertible into Class A common stock upon its sale or disposition. During the six months ended December 31, 1993, 326,191 shares of Class B common stock were converted into a like number of Class A common shares.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is subject to claims and legal actions by patients and others in the ordinary course of business. The Company believes that such claims will not have a material adverse effect on the Company's financial position or results of operations. The Company is self-insured against a portion of its general and professional liability risks. The liability recorded for losses incurred and claims made is based upon individual case estimates for losses reported and upon estimates on the basis of past experience for incurred but not reported losses. The Company has established and funded a trust fund to pay certain of its general and professional liability losses. The balance of such trust fund was $9,942,000 and $10,573,000 at December 31, 1993 and June 30, 1993, respectively.
Of such amounts, $1,272,000 and $1,300,000 at December 31, 1993 and June 30, 1993, respectively, is classified in the accompanying condensed consolidated balance sheets under the caption "Other Current Assets" and represents the amount of claims and loss adjustment expenses expected to be paid within the following twelve months. The remaining balance in such trust fund is classified under the caption"Other Assets". Such self insurance trust has been pledged as collateral for two letters of credit issued by a commercial bank totalling $2,212,000.

OTHER CONTINGENCIES

The Company has employment agreements with its two executive officers which provide for certain payments and benefits in the event of a "change in control" of the Company, as defined. Change in control is generally defined as the acquisition of that number of shares of the outstanding stock which would allow such acquiring entity or a concerted group of entities to elect a majority of the Board of Directors of the Company. The employment agreements for the two executive officers were initially approved by the Board of Directors in 1989. Pursuant to their terms, the agreements currently are for terms which expire on June 30, 1994. Absent notice within designated periods, such agreements automatically renew for additional one year terms. The maximum contingent liability under the employment agreements is approximately $3,100,000.

NOTE 9 - EARNINGS PER SHARE

The following table summarizes the number of common and common equivalent shares used in computing net income per share at December 31, 1993 and 1992.


                                                  Quarter Ended          Six Months Ended
                                                   December 31,            December 31,
                                                   ------------            ------------


                                                 1993         1992         1993        1992
                                                 ----         ----         ----        ----


Weighted average Class A common stock
 outstanding                                2,957,334    2,554,894    2,952,450   2,542,880

Class B common stock (convertible to
 Class A common stock) outstanding             64,102      390,298       64,102     390,298

Common stock equivalents:

 Effect of the assumed conversion of 25%
  Participating Convertible Cumulative
  Redeemable Preferred Stock (5 shares of
  common for 1 share of preferred)            167,035      207,045      167,035     207,045

Options and other                             571,916      193,745      575,093     203,090
                                              -------      -------      -------     -------

Shares used in computing net income per
 share                                      3,760,387    3,345,982    3,758,680   3,343,313
                                            ---------    ---------    ---------   ---------
                                            ---------    ---------    ---------   ---------


NOTE 10 - SUPPLEMENTAL INFORMATION TO CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

The Company paid approximately $1,152,000 and $3,126,000 in interest on various obligations in the quarter and six months ended December 31, 1993, respectively, and paid approximately $2,431,000 and $4,639,000 for the comparable periods a year earlier.

The Company paid approximately $270,000 and $396,000 in state and federal income taxes in the quarter and six months ended December 31, 1993, respectively, and paid approximately $126,000 and $140,000 for the comparable periods a year earlier.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HALLMARK HEALTHCARE CORPORATION
December 31, 1993

RESULTS OF OPERATIONS

The following table summarizes, for the periods indicated, changes in selected operating indicators. The discussion that follows should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes thereto.


                                                                     Six Months Ended December 31,
                                                                                   Percentage Increase
                                                                  Percentage of      (Decrease) From
                                                                 Total Revenues        Prior Year
                                                                 --------------        ----------

                                                                1993         1992
                                                                ----         ----


Total Revenues . . . . . . . . . . . . . . .                   100.0%       100.0%         11.9%
Operating costs:
   Salaries and benefits . . . . . . . . . .                    43.4%        42.2%         14.8%
   Supplies and other operating expenses                        38.8%        42.3%          2.6%
   Provision for bad debts . . . . . . . . .                     6.9%         6.7%         16.4%
                                                               ------       ------
      Total operating costs. . . . . . . . .                    89.1%        91.2%          9.3%
                                                               ------       ------
Operating margin . . . . . . . . . . . . . .                    10.9%         8.8%         38.9%
Capital costs:
   Interest. . . . . . . . . . . . . . . . .                     2.6%         2.4%         21.0%
   Depreciation and amortization . . . . . .                     4.9%         5.3%          3.6%
                                                               ------       ------
      Total capital costs. . . . . . . . . .                     7.5%         7.7%          9.1%
Gain from sale of hospital . . . . . . . . .                       --         0.9%       (100.0%)
                                                               ------       ------
Income before income taxes, extraordinary items and
   cumulative effect of accounting change                        3.4%         2.0%         91.9%
Provision for income taxes . . . . . . . . .                     1.4%         1.1%         49.4%
                                                               ------       ------
Income before extraordinary items and cumulative
    effect of accounting change. . . . . . .                     2.0%         0.9%        141.7%
                                                               ------       ------
                                                               ------       ------

The following table sets forth certain operating data for the Company on a same-hospital basis, for the periods indicated:



                                               Six Months Ended December 31,
                                                   (Dollars in thousands)
                                                    --------------------
                                                    1993 (1)        1992 (1)
                                                    --------        --------

     Hospitals at end of period. . . . . . . . .          17              17
     Licensed beds at end of period. . . . . . .       1,405           1,428
     Average beds in service . . . . . . . . . .       1,191           1,214
     Net patient service revenues:
        Inpatient. . . . . . . . . . . . . . . .    $ 63,083        $ 54,326
        Outpatient . . . . . . . . . . . . . . .      24,257          24,253
        Other. . . . . . . . . . . . . . . . . .       3,825           3,322
                                                    --------        --------
           Total net patient service revenues. .    $ 91,165        $ 81,902
     Patient days. . . . . . . . . . . . . . . .      78,677          74,310
     Occupancy rate(2) . . . . . . . . . . . . .       35.9%           33.3%
     Equivalent patient days(3). . . . . . . . .     113,760         108,068


(1) Same hospital results exclude operating data for two hospitals sold in fiscal 1993.
(2)  Based on average beds in service.
(3)  Represents inpatient days adjusted to reflect outpatient utilization.


Net patient service revenues increased from $41,891,000 in the quarter ended December 31, 1992 to $45,876,000 in the quarter ended December 31, 1993, an increase of $3,985,000, or 9.5%, primarily due to a 6.1% increase in admissions from 6,701 to 7,108 and a 4.0% increase in patient days from 37,967 to 39,503. Net patient service revenues increased from $82,275,000 in the six months ended December 31, 1992, to $91,165,000, in the six months ended December 31, 1993, an increase of $8,890,000, or 10.8%, primarily due to a 5.0% increase in admissions from 13,402 to 14,069 and a 5.9% increase in patient days from 74,310 to 78,677. The increased admissions resulted primarily from the addition of new or expanded services in 1993 including geriatric psychiatric and specialty Medicaid services. Net patient revenues for the quarter and six months ended December 31, 1993 included credits of approximately $347,000 and $412,000, respectively, from reductions in the provision for contractual allowances primarily as a result of favorable settlements of prior year cost reports with program intermediaries. Net patient revenues for the quarter and six months ended December 31, 1992 included approximately $499,000 and $957,000, respectively, of such credits.

A substantial portion of the Company's revenue is derived from the federal Medicare program and state Medicaid programs. These programs have undergone changes in recent years designed to reduce healthcare costs, resulting in pressure on hospitals and other healthcare providers to reduce their costs and limit the provision of services. These changes have had, and future changes in such statutes and regulations may have, an adverse effect on the Company. A number of the Company's hospitals qualify for "geographic reclassification" or have been qualified as "disproportionate share" or "small dependent" hospitals under the Medicare and/or Medicaid programs. These hospitals are reimbursed at a more favorable rate than similar hospitals not receiving such designations.
On a periodic basis, federal and/or state regulatory authorities perform reviews of participant hospitals to ensure continued compliance with program requirements and therefore qualification for these designations. There can be no assurance that the Company will be able to retain these favorable designations in the future for all, or any, of these hospitals, that these programs will continue or that any programs intended to replace such programs will be as financially advantageous to the Company as the existing programs.
The loss of such programs without replacement could have a material adverse effect on the Company's operations.

Salaries and benefits expense for the quarter and six months ended December 31, 1993, increased $2,877,000, or 15.9% and $5,332,000 or 14.8%, over the quarter and six months ended December 31, 1992, respectively. Excluding the effect of the one facility sold in December 1992, salaries and benefits increased $3,002,000, or 16.7% and $5,827,000 or 16.4%, over the quarter and six months ended December 31, 1992, respectively, due primarily to an increase in patient volume, a general increase in wage rates and decreased use of contract services in the Company's hospitals.

Interest expense increased $696,000 and $432,000 in the quarter and six months ended December 31, 1993, to $1,653,000 and $2,490,000. Such increase was primarily due to the Company's refinancing of its bank debt and subordinated debt in November 1993. Prior to the refinancing, interest expense on the Company's debt was significantly reduced by amortization of deferred debt restructuring credits. As a result of the refinancing, the deferred debt restructuring credits were eliminated and from the date of the refinancing forward, interest expense was fully recognized at the effective interest rates of the Company's debt. Interest expense was reduced by amortization of deferred debt restructuring credits of $690,000 and $2,071,000 in the quarter and six months ended December 31, 1993, compared to $1,557,000 and $3,138,000 in the quarter and six months ended December 31, 1992. Interest expense excluding amortization of deferred debt restructuring credits declined to $2,343,000 in the quarter ended December 31, 1993 compared with $2,514,000 in the comparable period a year earlier.

The following supplemental information represents pro forma results of operations assuming the refinancing that occurred in the second quarter of fiscal 1994 had occured on July 1, 1992:


                                  QUARTER ENDED     SIX MONTHS ENDED
                                   DECEMBER 31,        DECEMBER 31,
                                  -------------     ----------------

                               1993      1992       1993      1992
                              -------   -------    -------   -------


Total Revenues               $ 47,936  $ 43,572   $ 95,264  $ 85,153

Operating Expenses             42,952    39,104     84,876    77,674
Interest Expense                2,491     2,571      4,981     5,201
Depreciation Expense            2,231     2,352      4,630     4,470
                             --------  --------   --------  --------
  Total Expenses               47,674    44,027     94,487    87,345

Income from Operations       $    262  $  (455)   $    777  $(2,192)
                             --------  --------   --------  --------
                             --------  --------   --------  --------


Provision for bad debts increased $622,000 and $934,000 for the quarter and six months ended December 31, 1993, to $3,422,000 and $6,613,000 in the comparable periods a year earlier primarily due to an increase in patient volume and an increase in self-pay accounts. Provision for bad debts as a percentage of net patient service revenues increased from 6.7% in the quarter ended December 31, 1992, to 7.5% for the quarter ended December 31, 1993. Provision for bad debts as a percentage of net patient service revenues increased from 6.9% for the six months ended December 31, 1992, to 7.3% for the six months ended December 31, 1993.

The Company reported net income of $20,422,000 or $5.43 per share, for the quarter ended December 31, 1993, compared to net income of $1,709,000, or $0.51 per share, in the quarter ended December 31, 1992. Net income for the six months ended December 31, 1993, was $22,484,000 or $5.98 per share compared to net income of $2,163,000 or $0.65 per share for the six months ended December 31, 1992. Net income for the six months ended December 31, 1993, included a credit of $805,000 or $0.22 per share related to the cumulative effect of adoption of Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" and net income for the quarter and six months ended December 31, 1993 included an extraordinary gain on restructure of debt of $19,784,000, or $5.26 per share, net of income tax effect of $2,170,000. Net income for the quarter and six months ended December 31, 1992, included an extraordinary gain on restructure of debt of $490,000, or $0.15 per share, net of income tax effect of $253,000, and an extraordinary credit of $646,000 or $0.19 per share and $889,000, or $0.26 per share, respectively resulting from the utilization of NOL carryforwards. In addition, net income for the six months ended December 31, 1992, included a pre-tax gain of $752,000 from the sale of a hospital in August 1992.

TAX MATTERS

At December 31, 1993, the Company had NOL carryforwards of approximately $28,000,000, which expire in fiscal years 2002 through 2006. Such NOL carryforwards may be available to offset future taxable income of the Company, if any.

During 1991, the Company issued 390,298 shares of Class B common stock in exchange for $18,620,000 of the indebtedness under the Bank Credit Agreement. The Company believes, based on consultation with outside tax and valuation advisors, that the exchange qualified under the stock-for-debt exception to the recognition of income from discharge of indebtedness which is available to insolvent corporations. There can be no assurance, however, that the Internal Revenue Service will not challenge the Company's position. If any such challenge by the Internal Revenue Service were sustained, the Company's current NOL carryforwards could be reduced by as much as $16,000,000.

The Internal Revenue Code contains provisions which limit the use of NOL carryforwards following significant changes in ownership of a corporation's stock. A significant change in ownership generally occurs when persons holding 5% or more of the corporation's stock ("5% shareholders") increase their percentage ownership of such stock, in the aggregate, by more than 50% during any three-year period. The Company believes that no significant change in ownership has occurred that would limit the Company's use of the NOL carryforwards described above. However, use of such NOL carryforwards could be limited in the future as a result of, among other things, future purchases of the Company's stock by 5% shareholders or the issuance of additional stock (including the issuance of options under the Company's employee benefit plans).

In February 1992, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS No. 109") requiring a change in accounting for deferred income taxes for financial statements issued for fiscal years beginning after December 15, 1992. In the first quarter of fiscal 1994, the Company adopted the provisions of SFAS No. 109 and recorded a credit of $805,000 to reflect the cumulative effect of adopting such standard.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1993, the Company had working capital of $15,999,000, which included cash and cash equivalents of $10,574,000. During the quarter ended December 31, 1993, the Company completed a registered offering of $80,000,000 principal amount of 10 5/8% senior subordinated notes due 2003. The net proceeds from the offering were approximately $77,600,000, of which approximately $62,100,000 was used to repay the Company's then outstanding bank debt and approximately $10,700,000 to redeem all of the Company's outstanding senior subordinated indebtedness. The remaining proceeds will be used for general corporate purposes and to fund certain capital expenditures.

During the quarter ended December 31, 1993, the Company entered into a credit agreement with a financial institution pursuant to which the Company may borrow up to $15,000,000 under a working capital facility and up to $10,000,000 under an acquisition facility. Certain conditions exist prior to funding under the credit agreement, some of which had not been satisfied as of December 31, 1993. The Company anticipates that it will satisfy the remaining conditions to funding under its new credit agreement.

The Company anticipates that internally generated cash flows and the remaining unused proceeds from the $80,000,000 senior subordinated note offering will be sufficient to fund capital expenditures and working capital requirements through fiscal 1994. During the six months ended December 31, 1993, the Company expended $2,600,000 for capital expenditures. Capital expenditures during the six months consisted primarily of completion of an outpatient surgery center at one facility and equipment purchases at various facilities.

Payments received by the Company from the Medicare and Medicaid programs are the Company's single largest source of cash from operations. During the six months ended December 31, 1993, cash provided by operations increased $5,734,000, compared to the same period a year earlier, primarily due to increased operating income (excluding interest and depreciation) and decreased interest paid during the period as a result of the semi-annual interest payment terms of the Notes.

                         HALLMARK HEALTHCARE CORPORATION


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           PART II - OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

(b)   The Company has outstanding 33,407 shares of 25% Participating
      Convertible Cumulative Redeemable Preferred Stock (the "25% Preferred"). Each 25% Preferred share is entitled to annual dividends equal to 25% of defined net income, if any, subject to a maximum annual payment of 10% of liquidation preference, when and if declared by the Board of Directors of the Company out of funds legally available for such dividends. Such dividends are cumulative and subject to certain maximums, limits and other conditions. No such dividends have been declared by the Company's Board of Directors. Such undeclared dividends are cumulative to the extent of 17% of the 25% Preferred's liquidation value (approximately $710,000 at December 31, 1993).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting on November 23, 1993, the stockholders of the Company elected James E. Martin and J. Randolph Seckman as Directors of the Company for terms expiring in 1996. With respect to the election of Dr. Martin, 2,052,388 common shares were voted in favor of his election, and the holders of 17,723 common shares withheld authority to vote for such nominee. With respect to the election of Mr. Seckman, 2,052,331 common shares were voted in favor of his election, and the holders of 17,780 common shares withheld authority to vote for such nominee.

The Company's Board of Directors is divided into three classes, with one class being elected each year to serve three-year terms. Rolland A. Maxwell and Robert M. Thornton, Jr. are both Directors whose terms expire in 1994, while James T. McAfee, Jr. and Kay W. Slayden are Directors whose terms expire in 1995.

The stockholders also approved the 1994 Employee Stock Purchase Plan (the "Employee Stock Plan"), covering 200,000 shares of the Company's Class A Common Stock. The purpose of the Employee Stock Plan is to provide employees of the Company an opportunity to be compensated through the benefits of stock ownership and to acquire an interest in the Company through the purchase of Class A Common Stock. In connection with the approval, 864,974 common shares and 5,258 preferred shares were cast in favor of the approval, 15,495 common shares and 412 preferred shares in opposition, and 4,334 common shares and 114 preferred shares abstained from voting. Broker non-votes totalled 1,185,307 common shares and 4,992 preferred shares.

The stockholders also approved the 1993 Stock Option Plan, covering 200,000 shares of Class A Common Stock. The principal purpose of the 1993 Stock Option Plan is to promote the interests of the Company and its stockholders by attracting, retaining and stimulating the performance of management by providing participants incentive opportunities tied to the Company's long-term performance. In connection with the approval, 679,215 common shares and 4,906 preferred shares were cast in favor of the approval, 78,849 common shares and 617 preferred shares in opposition, and 4,884 common shares and 114 preferred shares abstained from voting. Broker non-votes totalled 1,306,162 common shares and 5,119 preferred shares.

The stockholders also approved the 1993 Long-Term Incentive Plan (the "Incentive Plan"). The purpose of the Incentive Plan is to promote the interests of the Company and its stockholders by attracting, retaining and stimulating the performance of management of the Company. In connection with the approval, 675,526 common shares and 4,823 preferred shares were cast in favor of the approval, 85,240 common shares and 556 preferred shares in opposition, and 3,182 common shares and 257 preferred shares abstained from voting. Broker non-votes totalled 1,306,162 common shares and 5,119 preferred shares.

The stockholders also approved amendments to the Company's Long-Term Cash Incentive Plan--1990 (the "Cash Incentive Plan"). Such amendments terminated the Cash Incentive Plan effective as of July 1, 1993, and, subject to the provisions of the Cash Incentive Plan, awards made to eligible participants that had not lapsed as of July 1, 1993 were deemed to be vested. Awards will be paid in fiscal year 1995, 65% of which will be in shares of the Company's Class A Common Stock and 35% of which will be in cash. In connection with the approval, 1,798,045 common shares and 10,054 preferred shares were cast in favor of the approval, 63,733 common shares and 591 preferred shares in opposition, and 4,184 common shares and 111 preferred shares abstained from voting. Broker non-votes totalled 204,149 common shares and 0 preferred shares.

The final item approved by the stockholders was to amend the Company's 1991 Directors' Stock Option Plan (the "Directors Plan") to (i) reflect the one-for-five reverse stock split effected in November, 1992; (ii) to increase the total number of shares on which options may be granted from 40,000 to 65,000 shares; and (iii) to provide that on November 1, 1993 each eligible Director shall be granted an option to purchase 6,250 shares of Class A Common Stock. In connection with the approval, 677,941 common shares and 4,706 preferred shares were cast in favor of the approval, 79,003 common shares and 642 preferred shares in opposition, and 7,005 common shares and 289 preferred shares abstained from voting. Broker non-votes totalled 1,306,162 common shares and 5,119 preferred shares.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


                                  EXHIBIT INDEX


        Item          Description                            Page No.
        ----          -----------                            --------


        1.1           Form of Underwriting Agreement
                      between Smith Barney Shearson, Inc.
                      and the Registrant with respect to
                      10 5/8% Senior Subordinated Notes
                      due 2003 of the Registrant

        4.1           Form of Indenture, dated as of
                      November 1, 1993, relating to
                      10 5/8% Senior Subordinated Notes due
                      2003 of the Registrant

        10.1          Amendment to 1991 Directors' Non-
                      Qualified Stock Option Plan


        11            Calculation of Average Number of          23
                      Common and Common Equivalent Shares
                      (Quarters and Six Months ended
                      December 31, 1993 and 1992)

(b) Reports on Form 8-K

        None.

HALLMARK HEALTHCARE CORPORATION




Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             HALLMARK HEALTHCARE CORPORATION

Date:  February 14, 1994


                                             \s\ROBERT M. THORNTON, JR.
                                             ---------------------------------
                                             Robert M. Thornton, Jr.
                                             President, Chief Operating
                                             Officer, Chief Financial Officer
                                             and Principal Accounting Officer

                                    FORM 10-Q
                                    ---------

                         HALLMARK HEALTHCARE CORPORATION

                                   EXHIBIT XI

           CALCULATION OF AVERAGE NUMBER OF PRIMARY AND FULLY DILUTED
                       COMMON AND COMMON EQUIVALENT SHARES

                                 (in thousands)



                                           Quarter Ended   Six Months Ended
                                            December 31,      December 31
                                            ------------      -----------


                                            1993    1992      1993   1992
                                            ----    ----      ----   ----


Weighted average Class A common stock
  outstanding                              2,957   2,555     2,953  2,543

Class B common stock outstanding
  (convertible to Class A common stock)       64     390        64    390

Common stock equivalents:

  Effect of the assumed conversion of 25%
    Participating Convertible Cumulative
    Redeemable Preferred Stock (5 shares of
    common for 1 share of preferred)         167     207       167    207

  Options and other                          572     194       575    203
                                             ---     ---       ---    ---

Average number of common and common
  equivalent shares on a primary and fully
  diluted basis                            3,760   3,346     3,759  3,343
                                           -----   -----     -----  -----
                                           -----   -----     -----  -----