Form 10-Q
period 1994-03-31
HALLMARK HEALTHCARE CORP
filed 1994-05-13
CIK 765052

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

     (Mark One)

     [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1994 or

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

The number of shares of the Registrant's Common Stock outstanding at May 6, 1994:

               $0.05 par value Class A common stock - 2,976,498
               $0.05 par value Class B common stock -    64,102

                                    FORM 10-Q


HALLMARK HEALTHCARE CORPORATION

                                                                        Page No.
                                                                        --------

Part I - Financial Information


Item 1.  Financial Statements:

  Condensed Consolidated Balance Sheets at March 31, 1994 and
    June 30, 1993  . . . . . . . . . . . . . . . . . . . . . . . . . .         4

  Condensed Consolidated Statements of Operations for the
    quarter and nine months ended March 31, 1994 and 1993  . . . . . .         6

  Condensed Consolidated Statements of Cash Flows for the
    nine months ended March 31, 1994 and 1993  . . . . . . . . . . . .         7

  Notes to Condensed Consolidated Financial Statements . . . . . . . .         8


Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations. . . . . . . . . . . . . . . . . . . . . .        15



Part II - Other Information


Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . .        21

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .        21


Signatures

                         HALLMARK HEALTHCARE CORPORATION


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                         HALLMARK HEALTHCARE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                   March 31, 1994  June 30, 1993
                                                   --------------  -------------
                                                     (Unaudited)         *
                    ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . .    $  13,769      $   4,899
  Marketable securities, at cost which
    approximates market. . . . . . . . . . . . . .        3,960             --
  Patient accounts receivable, less allowance
    for doubtful accounts of $5,029 and
    $4,135 at March 31, 1994 and
    June 30, 1993, respectively. . . . . . . . . .       21,747         19,767
  Inventories. . . . . . . . . . . . . . . . . . .        4,211          4,103
  Other current assets . . . . . . . . . . . . . .        6,376          4,513
  Deferred tax asset . . . . . . . . . . . . . . .        2,409             --
                                                      ---------      ---------

    Total current assets . . . . . . . . . . . . .       52,472         33,282
                                                      ---------      ---------

Property and equipment:

  Land and improvements. . . . . . . . . . . . . .        7,540          7,277
  Buildings and improvements . . . . . . . . . . .      101,627         98,887
  Equipment. . . . . . . . . . . . . . . . . . . .       55,588         53,296
  Construction in progress . . . . . . . . . . . .          372          2,227
                                                      ---------      ---------

                                                        165,127        161,687

  Less:  accumulated depreciation and
    amortization . . . . . . . . . . . . . . . . .      (59,921)       (53,452)
                                                      ---------      ---------

                                                        105,206        108,235

Other assets . . . . . . . . . . . . . . . . . . .       13,737         18,360
                                                      ---------      ---------

                                                      $ 171,415      $ 159,877
                                                      ---------      ---------
                                                      ---------      ---------

*Condensed from audited financial statements
See accompanying notes

                         HALLMARK HEALTHCARE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                   March 31, 1994  June 30, 1993
                                                   --------------  -------------
                                                    (Unaudited)          *
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . .    $   9,899      $  11,819
  Accrued payroll, vacation and related taxes. . .        4,596          4,056
  Other accrued liabilities. . . . . . . . . . . .       12,916         10,718
  Current maturities of long-term debt and
    capital lease obligations. . . . . . . . . . .          442          5,306
                                                      ---------      ---------

    Total current liabilities                            27,853         31,899

Long-term debt and capital lease obligations . . .       87,591         75,181
Other long-term liabilities. . . . . . . . . . . .       16,686         17,648
Deferred income taxes. . . . . . . . . . . . . . .        7,819          2,060
Deferred debt restructuring credits. . . . . . . .           --         27,041

Commitments and contingencies

Redeemable preferred stock . . . . . . . . . . . .        1,215          1,095

Common stockholders' equity:

  Common stock
    Class A, $0.05 par value, authorized
      25,000,000 shares; issued and outstanding
      2,970,408 and 2,585,457 shares at
      March 31, 1994 and June 30, 1993,
      respectively . . . . . . . . . . . . . . . .          149            129
    Class B, $0.05 par value, authorized 2,500,000
      shares; issued and outstanding 64,102 and
      390,298 shares at March 31, 1994 and
      June 30, 1993, respectively. . . . . . . . .            3             19
    Additional paid-in capital . . . . . . . . . .       53,605         52,331
    Accumulated deficit. . . . . . . . . . . . . .      (23,506)       (47,526)
                                                      ---------      ---------

    Total common stockholders' equity. . . . . . .       30,251          4,953
                                                      ---------      ---------

                                                      $ 171,415      $ 159,877
                                                      ---------      ---------
                                                      ---------      ---------

*Condensed from audited financial statements
See accompanying notes

                         HALLMARK HEALTHCARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                    Quarter Ended          Nine Months Ended
                                                                      March 31,                March 31,
                                                                      ---------                ---------
                                                                   1994        1993         1994         1993
                                                                   ----        ----         ----         ----
Net patient service revenues . . . . . . . . . . . . . . . . .  $ 46,398    $ 45,551    $ 137,563    $ 127,826
Other revenues . . . . . . . . . . . . . . . . . . . . . . . .     2,407       1,665        6,506        4,543
                                                                --------    --------    ---------    ---------

      TOTAL REVENUES . . . . . . . . . . . . . . . . . . . . .    48,805      47,216      144,069      132,369
Expenses:
  Salaries and benefits. . . . . . . . . . . . . . . . . . . .    21,351      19,574       62,648       55,539
  Supplies . . . . . . . . . . . . . . . . . . . . . . . . . .     6,469       5,993       18,290       17,236
  Provision for bad debts. . . . . . . . . . . . . . . . . . .     2,966       2,928        9,579        8,607
  Other operating expenses . . . . . . . . . . . . . . . . . .    10,459      11,775       35,602       36,562
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . .     2,500         916        4,989        2,974
  Depreciation and amortization. . . . . . . . . . . . . . . .     2,411       2,204        7,042        6,674
                                                                --------    --------    ---------    ---------

      TOTAL EXPENSES . . . . . . . . . . . . . . . . . . . . .    46,156      43,390      138,150      127,592
                                                                --------    --------    ---------    ---------

Income from operations . . . . . . . . . . . . . . . . . . . .     2,649       3,826        5,919        4,777
Gain on sale of healthcare facility. . . . . . . . . . . . . .        --          --           --          752
                                                                --------    --------    ---------    ---------

Income before income taxes, extraordinary items
  and cumulative effect of accounting change . . . . . . . . .     2,649       3,826        5,919        5,529

Provision for income taxes . . . . . . . . . . . . . . . . . .     1,113       1,485        2,486        2,404
                                                                --------    --------    ---------    ---------

INCOME BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE. . . . . . . . . . . . . . . . .     1,536       2,341        3,433        3,125

Extraordinary items
   Gain on restructure of debt, net of income tax effect of
      $2,170 for the nine months ended March 31, 1994, and
      $549 and $802 for the quarter and nine months ended
      March 31, 1993, respectively                                    --       1,066       19,784        1,556
   Credit resulting from utilization of net operating
      loss carryforwards . . . . . . . . . . . . . . . . . . .        --       1,826           --        2,715
                                                                --------    --------    ---------    ---------

INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE. . . . . . . . . . . . . . . . . . . . . .     1,536       5,233       23,217        7,396
Cumulative effect of accounting change . . . . . . . . . . . .        --          --          805           --
                                                                --------    --------    ---------    ---------

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . .     1,536       5,233       24,022        7,396
Accretion of preferred stock redemption requirement. . . . . .       103          88          314          239
                                                                --------    --------    ---------    ---------
NET INCOME APPLICABLE TO COMMON STOCK. . . . . . . . . . . . .  $  1,433    $  5,145    $  23,708    $   7,157
                                                                --------    --------    ---------    ---------
                                                                --------    --------    ---------    ---------

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING. . . . . . . . . . . . . . . .     3,676       3,350        3,673        3,346
                                                                --------    --------    ---------    ---------
                                                                --------    --------    ---------    ---------

NET INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE
Income before extraordinary items and cumulative effect
  of accounting change . . . . . . . . . . . . . . . . . . . .  $   0.42    $   0.70    $    0.93    $    0.93
Extraordinary items. . . . . . . . . . . . . . . . . . . . . .        --        0.86         5.39         1.28
Cumulative effect of accounting change . . . . . . . . . . . .        --          --         0.22           --
                                                                --------    --------    ---------    ---------

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE. . . . . . .  $   0.42    $   1.56    $    6.54    $    2.21
                                                                --------    --------    ---------    ---------
                                                                --------    --------    ---------    ---------

See accompanying notes

                         HALLMARK HEALTHCARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED) (IN THOUSANDS)



                                                           Nine Months Ended March 31,
                                                           ---------------------------
                                                                 1994         1993
                                                                 ----         ----
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . .    $ 24,022     $  7,396
  Adjustments to reconcile net income to
     net cash provided by operating activities:
  Extraordinary items:
    Gain on restructure of debt, net of income tax
     effect of $2,170 and $802 for the nine
     months ended March 31, 1994, and 1993,
     respectively. . . . . . . . . . . . . . . . . . . . .     (19,784)      (1,556)
    Credit resulting from utilization
     of net operating loss carryforwards . . . . . . . . .          --       (2,715)
  Cumulative effect of accounting change . . . . . . . . .        (805)          --
  Depreciation and amortization. . . . . . . . . . . . . .       7,042        6,674
  Gain on sale of healthcare facility. . . . . . . . . . .          --         (752)
  Amortization of deferred debt
    restructuring credits. . . . . . . . . . . . . . . . .      (2,072)      (4,592)
  Change in allowance for doubtful accounts                        894          213
  Change in assets and liabilities net of effects of
     healthcare facilities sold:
     Patient accounts receivable . . . . . . . . . . . . .      (3,474)      (4,806)
     Other assets. . . . . . . . . . . . . . . . . . . . .       2,575         (446)
     Accounts payable. . . . . . . . . . . . . . . . . . .      (1,920)       1,680
     Other liabilities . . . . . . . . . . . . . . . . . .       3,878        1,688
                                                              --------     --------
     Net cash provided by operating activities . . . . . .      10,356        2,784
                                                              --------     --------

Cash flows from investing activities:
  Proceeds from sale of healthcare
    facilities . . . . . . . . . . . . . . . . . . . . . .          --        9,336
  Purchase of property & equipment, net. . . . . . . . . .      (3,318)      (4,221)
                                                              --------     --------
  Net cash (used in) provided by
    investing activities . . . . . . . . . . . . . . . . .      (3,318)       5,115
                                                              --------     --------

Cash flows from financing activities:
  Proceeds from issuance of long term debt . . . . . . . .      80,000           --
  Costs of issuance of long term debt. . . . . . . . . . .      (2,400)          --
  Principal payments on long-term debt and
   capital lease obligations . . . . . . . . . . . . . . .     (75,768)     (11,917)
                                                              --------     --------
  Net cash provided by (used in) financing
      activities . . . . . . . . . . . . . . . . . . . . .       1,832      (11,917)
                                                              --------     --------

Increase (decrease) in cash and cash equivalents                 8,870       (4,018)

Cash and cash equivalents at beginning of
  period . . . . . . . . . . . . . . . . . . . . . . . . .       4,899        7,749
                                                              --------     --------

Cash and cash equivalents at end of period . . . . . . . .    $ 13,769     $  3,731
                                                              --------     --------
                                                              --------     --------

See accompanying notes

                                    FORM 10-Q

                         HALLMARK HEALTHCARE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

March 31, 1994

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

NOTE 3 - CHANGE IN OPERATIONS

In fiscal 1993, the Company divested substantially all of the assets of two hospital subsidiaries for approximately $9,400,000 in cash. The Company recognized a gain of approximately $752,000 from the sale of one hospital in the quarter ended September 30, 1992 and recognized no gain or loss on the sale of one hospital in the quarter ended December 31, 1992. Net proceeds of the sales approximated $8,500,000, of which approximately $7,000,000 was used to prepay amounts under the formerly outstanding Bank Credit Agreement and $1,500,000 was used to acquire a portion of the Company's formerly outstanding 14.5% Subordinated Debentures. The accompanying condensed consolidated statements of operations for the nine months ended March 31, 1993, include net revenues and expenses for one hospital through November 30, 1992. The facilities had no net revenues or expenses in the quarters ended March 31, 1994 and 1993, and net revenues of $47,000 for the nine months ended March 31, 1993. For the nine months ended March 31, 1993, the facilities had total expenses of $1,302,000.

NOTE 4 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consisted of the following (in thousands):

                                                  March 31, 1994   June 30, 1993
                                                  --------------   -------------
Senior Subordinated Notes due November 15,
2003, interest at 10 5/8% per annum payable
semi-annually beginning May 15, 1994,
redeemable at the Company's option at a
redemption price of 105.3125% of principal
on or after November 15, 1998, declining to
102.6563% on November 15, 1999 and 100% on
November 15, 2000.                                   $  80,000       $      --

Amended and Restated Bank Credit Agreement
dated as of January 1, 1989, as amended,
("Bank Credit Agreement").                                  --          64,244

Senior Subordinated Debentures due 1999,
interest at 7%.                                             --           6,238

Senior Subordinated Notes due 1999,
interest at 7%.                                             --           1,098

Senior Subordinated Notes due 1993
through 1995, interest at 8% or 9%.                         --             959

Capital lease obligations and other
indebtedness, interest at varying rates
from 4% to 16% per annum through 2018.                   8,033           7,948
                                                     ---------       ---------
                                                        88,033          80,487

Less current portion                                      (442)         (5,306)
                                                     ---------       ---------

Long-term debt and capital lease obligations         $  87,591       $  75,181
                                                     ---------       ---------
                                                     ---------       ---------


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

The indenture contains certain covenants which limit or restrict, among other items, (i) additional indebtedness, including subordinated debt; (ii) liens;
(iii) issuance of preferred stock by the Company's subsidiaries; (iv) transactions with affiliates; (v) restricted payments, including, but not limited to, cash dividends on the Company's equity securities; (vi) investments and loans; (vii) application of the proceeds of certain asset sales; and (viii) mergers, consolidations and the transfer of substantially all of the assets of the Company to another person, all as defined in the indenture. The indenture also contains a provision that in the event of a change of control, as defined, the Company shall make an offer to repurchase the notes at a purchase price equal to 101% of the principal amount thereof, plus accrued interest through the repurchase date.

During fiscal years 1990 through 1993, the Company, through a series of transactions, underwent a restructuring of certain of its outstanding indebtedness. The restructuring included modifications to its then outstanding bank debt and the issuance of several series of senior subordinated notes and debentures and payments of cash in exchange for certain of its 14 1/2% Senior Subordinated Debentures (the "14 1/2% Debentures"). Pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings", the Company did not recognize any gain from the modification of its bank debt or from certain transactions in the 14 1/2% Debentures. The unrecognized gain from such transactions was deferred and classified in the accompanying condensed consolidated balance sheets as "Deferred debt restructuring credits" at June 30, 1993. Such credits were amortized as a reduction of interest expense during the period that the restructured debt remained outstanding. During the nine months ended March 31, 1994, interest expense was reduced by $2,072,000 as a result of amortization of the deferred credits. During the quarter ended December 31, 1993, the Company recognized an extraordinary gain of $19,784,000 (net of income tax effect of $2,170,000) primarily from the write-off of the remaining balance of the deferred credits.

During the quarter ended December 31, 1993, the Company entered into a credit agreement with a financial institution (the "New Credit Agreement") pursuant to which the Company may borrow up to $25,000,000. The New Credit Agreement consists of (i) a working capital facility in the principal amount of up to $15,000,000 and (ii) an acquisition facility in the principal amount of up to $10,000,000 (collectively, the "Facilities"). Borrowings under the working capital facility are secured by an assignment by the Company of its patient accounts receivable to the lender. The Company may not borrow pursuant to the acquisition facility until it is activated by mutual agreement of the Company and the lender, which must be no later than December 31, 1994; the acquisition facility had not been activated as of March 31, 1994. Borrowing capacity under the working capital facility is based on a percentage of the Company's eligible patient accounts receivable, as defined. Certain conditions must be satisfied prior to the Company borrowing under the Facilities, some of which have not yet been satisfied. There was no borrowing availability at March 31, 1994.

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

Under the terms of the New Credit Agreement, the Company is required to meet certain financial covenants, including, among others, a fixed charge coverage ratio, a minimum interest coverage ratio, a minimum net worth level, an accounts receivable turnover ratio and a minimum EBITDA level, as defined. In addition, the New Credit Agreement contains limitations and/or restrictions on acquisitions, investments, capital expenditures, dividends on the Company's equity securities and incurrence of additional indebtedness.

At March 31, 1994, the Company had three outstanding letters of credit totalling $6,187,000 which were issued by a commercial bank and are used to satisfy certain security requirements of the

Company's workers' compensation insurance carrier and a lease agreement related to one of the Company's hospitals.

NOTE 5 - INCOME TAXES

At March 31, 1994, the Company had tax NOL carryforwards of approximately $25,000,000 which expire in fiscal years 2002 through 2006. Such NOL carryforwards may be available to offset future taxable income of the Company, if any.

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

NOTE 6 - 25% REDEEMABLE PREFERRED STOCK

The Company is authorized to issue 2,500,000 shares of preferred stock (issuable in series) of which it had outstanding at March 31, 1994 and June 30, 1993, respectively, 33,175 and 39,569 shares of $5 par value 25% Participating
Convertible Cumulative Redeemable Preferred Stock (the "25% Preferred").   The
25% Preferred has a preference over common stockholders upon liquidation or dissolution of the Company of $125 per share, minus certain dividends if previously paid. Each 25% Preferred share is convertible, at any time, into five shares of Class A common stock, subject to adjustment under certain conditions, and is entitled to annual dividends equal to 25% of defined net income, if any, subject to a maximum annual payment of 10% of liquidation preference, when and if declared by the Board of Directors of the Company out of funds legally available for such dividends. Such dividends are cumulative and subject to certain maximums, limits and other conditions. No such dividends have been declared by the Company's Board of Directors. To date, such undeclared dividends have been cumulative in an amount equal to 17% of the 25% Preferred's liquidation value (approximately $705,000 at March 31, 1994). Dividends are cumulative annually to the extent of 5% of the aggregate liquidation preference on the last day of the calendar year until all of the 25% preferred has been redeemed. The holders of the 25% Preferred have voting rights on all matters other than the election of Directors. The 25% Preferred is redeemable at any time prior to the required redemption at the Company's option. Based on the current number of shares outstanding, the terms of the 25% Preferred provide for redemption (but only out of funds legally available for that purpose and then only to the extent permitted by its loan agreements, indentures and Certificate of Incorporation) at a price of $125 per share, minus certain dividends if previously paid, on February 12, 1995 of approximately $553,000, on February 12, 1999 of approximately $2,212,000, and on February 12, 2000 of approximately $1,382,000 (for the remaining shares). No reserve has been provided for dividends on the 25% Preferred.

The 25% Preferred was recorded at issuance at $9.35 per share and is being accreted to a redemption price of $125 per share through the respective redemption dates utilizing the interest method. The accretion is charged to retained earnings, if available, or additional paid-in capital.

During the nine months ended March 31, 1994, 6,394 shares of 25% Preferred were converted into 31,970 shares of Class A common stock.

NOTE 7 - STOCKHOLDERS' EQUITY

During the quarter ended September 30, 1993, the Board of Directors amended the Company's Long-Term Cash Incentive Plan, providing in August 1994 for cash payments of approximately $588,000 and the issuance of approximately 178,000 shares of the Company's Class A common stock. Pursuant to such amendment, an accrual of approximately $1,302,000 for shares to be issued under the amended plan has been recorded as additional paid-in capital in the accompanying Condensed Consolidated Balance Sheet as of March 31, 1994.

In May 1991, 390,298 shares of Class B common stock were issued to the holders of the Company's bank debt in exchange for $18,620,000 principal amount of outstanding bank debt. The Class B stock is non-voting and is convertible into Class A common stock upon its sale or disposition. During the nine months ended March 31, 1994, 326,191 shares of Class B common stock were converted into a like number of Class A common shares.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is subject to claims and legal actions by patients and others in the ordinary course of business. The Company believes that such claims will not have a material adverse effect on the Company's financial position or results of operations. The Company is self-insured against a portion of its general and professional liability risks. The liability recorded for losses incurred and claims made is based upon individual case estimates for losses reported and upon estimates on the basis of past experience for incurred but not reported losses. The Company has established and funded a trust fund to pay certain of its general and professional liability losses. The balance of such trust fund was $9,830,000 and $10,573,000 at March 31, 1994 and June 30, 1993, respectively. Of such amounts, $1,311,000 and $1,300,000 at March 31, 1994 and June 30, 1993,
respectively, is classified in the accompanying condensed consolidated balance sheets under the caption "Other current assets" and represents the amount of claims and loss adjustment expenses expected to be paid within the following twelve months. The remaining balance in such trust fund is classified under the caption "Other assets". Such self insurance trust has been pledged as collateral for three letters of credit issued by a commercial bank totalling $6,187,000.

OTHER CONTINGENCIES

The Company has employment agreements with its two executive officers which provide for certain payments and benefits in the event of a "change in control" of the Company, as defined. Change in control is generally defined as the acquisition of that number of shares of the outstanding stock which would allow such acquiring entity or a concerted group of entities to elect a majority of the Board of Directors of the Company. The employment agreements for the two executive officers were initially approved by the Board of Directors in 1989 and subsequently amended in 1994. Pursuant to their terms, the agreements currently are for terms which expire on September 30, 1996. Absent notice within designated periods, such agreements automatically renew for additional one year terms. The maximum contingent liability under the employment agreements is approximately $3,100,000.

NOTE 9 - EARNINGS PER SHARE

The following table summarizes the number of common and common equivalent shares used in computing net income per share at March 31, 1994 and 1993.

                                                 Quarter Ended        Nine Months Ended
                                                   March 31,               March 31,
                                              ---------------------  ----------------------
                                                   1994        1993        1994        1993
                                                   ----        ----        ----        ----
Weighted average Class A common stock
 outstanding                                  2,968,009   2,581,557   2,958,339   2,561,460

Class B common stock outstanding
 (convertible to Class A common stock)           64,102     390,298      64,102     390,298

Common stock equivalents:

 Effect of the assumed conversion of 25%
  Participating Convertible Cumulative
  Redeemable Preferred Stock (5 shares of
  common for 1 share of preferred)              165,875     198,295     165,875     198,295

 Options and other                              478,049     180,317     484,768     196,218
                                              ---------   ---------   ---------   ---------
Shares used in computing net income per
 share                                        3,676,035   3,350,467   3,673,084   3,346,271
                                              ---------   ---------   ---------   ---------
                                              ---------   ---------   ---------   ---------

NOTE 10 - SUPPLEMENTAL INFORMATION TO CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

The Company paid approximately $3,402,000 in interest on various obligations in the nine months ended March 31, 1994, compared to approximately $6,706,000 for the comparable period a year earlier.

The Company paid approximately $449,000 in state and federal income taxes in the nine months ended March 31, 1994, compared to approximately $207,000 for the comparable period a year earlier.

During the quarter ended March 31, 1994, the Company obtained a letter of credit with a commercial bank in order to secure the Company's obligation under one of its capital leases. The lease had previously been secured by a collateral account consisting of approximately $4,100,000 in cash and marketable securities. The collateral account had previously been classified as Other assets in the condensed consolidated balance sheets. Upon obtaining this letter of credit by the Company, the collateral account was released as security for the lease and approximately $4,100,000 in cash and marketable securities became available for general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HALLMARK HEALTHCARE CORPORATION
March 31, 1994

RESULTS OF OPERATIONS

The following table summarizes, for the periods indicated, changes in selected operating indicators. The discussion that follows should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes thereto.

                                                          Nine Months Ended March 31,
                                                                           Percentage Increase
                                                                             (Decrease) In $
                                                       As a Percentage of         From
                                                         Total Revenues        Prior Year
                                                         --------------        ----------
                                                        1994         1993
                                                        ----         ----
Total Revenues . . . . . . . . . . . . . . . . . .    100.0%       100.0%         8.8%
Operating costs:
  Salaries and benefits. . . . . . . . . . . . . .     43.5%        42.0%        12.8%
  Supplies and other operating expenses. . . . . .     37.4%        40.6%          .2%
  Provision for bad debts. . . . . . . . . . . . .      6.6%         6.5%        11.3%
                                                    --------       ------
    Total operating costs. . . . . . . . . . . . .     87.5%        89.1%         6.9%
                                                    --------       ------
Operating margin . . . . . . . . . . . . . . . . .     12.5%        10.9%        24.4%
Capital costs:
  Interest . . . . . . . . . . . . . . . . . . . .      3.5%         2.2%        67.8%
  Depreciation and amortization. . . . . . . . . .      4.9%         5.0%         5.5%
                                                    --------       ------
    Total capital costs. . . . . . . . . . . . . .      8.4%         7.2%        24.7%
Gain from sale of hospital . . . . . . . . . . . .      --           0.5%      (100.0%)
                                                    --------       ------
Income before income taxes, extraordinary items and
  cumulative effect of accounting change . . . . .      4.1%         4.2%         7.1%
Provision for income taxes . . . . . . . . . . . .      1.7%         1.8%         3.4%
                                                    --------       ------
Income before extraordinary items and cumulative
  effect of accounting change. . . . . . . . . . .     2.4%          2.4%         9.9%
                                                    --------       ------
                                                    --------       ------

The following table sets forth certain operating data for the Company on a same-hospital basis, for the periods indicated:

                                                     Nine Months Ended March 31,
                                                       (Dollars in thousands)
                                                     --------------------------
                                                           1994(1)      1993(1)
                                                           -------      -------
     Hospitals at end of period. . . . . . . . . . .           17           17
     Licensed beds at end of period. . . . . . . . .        1,405        1,405
     Average beds in service . . . . . . . . . . . .        1,205        1,222
     Net patient service revenues:
        Inpatient. . . . . . . . . . . . . . . . . .    $  95,341    $  85,574
        Outpatient . . . . . . . . . . . . . . . . .       36,407       36,403
        Other. . . . . . . . . . . . . . . . . . . .        5,815        5,476
                                                        ---------    ---------
           Total net patient service revenues. . . .    $ 137,563    $ 127,454
     Patient days. . . . . . . . . . . . . . . . . .      125,015      117,262
     Occupancy rate(2) . . . . . . . . . . . . . . .        37.9%        35.0%
     Equivalent patient days(3). . . . . . . . . . .      177,652      168,012

(1) Same hospital results exclude operating data for two hospitals sold in fiscal 1993.
(2)  Based on average beds in service.
(3)  Represents inpatient days adjusted to reflect outpatient utilization.

Net patient service revenues increased from $45,551,000 in the quarter ended March 31, 1993 to $46,398,000 in the quarter ended March 31, 1994, an increase of $847,000, or 1.9%, primarily due to a 7.3% increase in admissions from 7,209 to 7,735 and a 7.9% increase in patient days from 42,952 to 46,338. Net patient service revenue per patient day declined from $1,061 to $1,001 for the quarter ended March 31, 1994 compared to the same period a year earlier. The decline resulted primarily from an increase in psychiatric patient volume and the Company's strategy of maintaining stable levels of patient charges in an effort to attract more private-pay patients. Net patient service revenues increased from $127,826,000 in the nine months ended March 31, 1993, to $137,563,000, in the nine months ended March 31, 1994, an increase of $9,737,000, or 7.6%, primarily due to a 5.8% increase in admissions from 20,611 to 21,804 and a 6.6% increase in patient days from 117,262 to 125,015. The increased admissions resulted primarily from the addition of new or expanded services in 1993 including geriatric psychiatric and specialty Medicaid services. Net patient revenues for the quarter and nine months ended March 31, 1994 included credits of approximately $549,000 and $962,000, respectively, from reductions in the provision for contractual allowances primarily as a result of favorable settlements of prior year cost reports with program intermediaries. Net patient revenues for the quarter and nine months ended March 31, 1993 included approximately $1,135,000 and $2,092,000, respectively, of such credits.

A substantial portion of the Company's revenue is derived from the federal Medicare program and state Medicaid programs. These programs have undergone changes in recent years designed to reduce healthcare costs, resulting in pressure on hospitals and other healthcare providers to reduce their costs and limit the provision of services. These changes have had, and future changes in such statutes and regulations may have, an adverse effect on the Company. A number of the Company's hospitals qualify for "geographic reclassification" or have been qualified as "disproportionate share" or "small dependent" hospitals under the Medicare and/or Medicaid programs. These hospitals are reimbursed at a more favorable rate than similar hospitals not receiving such designations. On a periodic basis, federal and/or state regulatory authorities perform reviews of participant hospitals to ensure continued compliance with program requirements and therefore qualification for these designations. There can be no assurance that the Company will be able to retain these favorable designations in the future for all, or any, of these hospitals, that these programs will continue or that any programs intended to replace such programs will be as financially advantageous to the Company as the existing programs.
The loss of such designations or programs could have a material adverse effect on the Company's operations.

Salaries and benefits expense for the quarter and nine months ended March 31, 1994, increased $1,777,000 or 9.1% and $7,109,000 or 12.8% over the quarter and nine months ended March 31, 1993, respectively. The increases were primarily due to an increase in patient volume, a general increase in wage rates and decreased use of contract services in the Company's hospitals.

Interest expense increased $1,584,000 and $2,015,000 in the quarter and nine months ended March 31, 1994, to $2,500,000 and $4,989,000. Such increases were primarily due to the Company's refinancing of its bank debt and subordinated debt in November 1993. Prior to the refinancing, interest expense on the Company's debt was significantly reduced by amortization of deferred debt restructuring credits. As a result of the refinancing, the deferred debt restructuring credits were eliminated and from the date of the refinancing forward, interest expense was fully recognized at the effective interest rates of the Company's debt. Interest expense was reduced by amortization of deferred debt restructuring credits of $2,072,000 in the nine months ended March 31, 1994, and by $1,454,000 and $4,592,000 in the quarter and nine months ended March 31, 1993. Interest expense, excluding amortization of deferred debt restructuring credits, was $2,500,000 in the quarter ended March 31, 1994 compared with $2,370,000 in the comparable period a year earlier.

The following supplemental information represents pro forma results of operations assuming the refinancing that occurred in the second quarter of fiscal 1994 had occurred on July 1, 1992. Such pro forma adjustments had no impact on the quarter ended March 31, 1994, as the effects of the refinancing were fully reflected in the actual results of that period.

                                                                                  NINE
                                                        QUARTER ENDED         MONTHS ENDED
                                                          MARCH 31,             MARCH 31,
                                                        -------------        --------------
                                                       1994       1993       1994      1993
                                                       ----       ----       ----      ----
Total revenues                                     $ 48,805   $ 47,216  $ 144,069 $ 132,369

Operating expenses                                   41,245     40,270    126,119   117,944
Interest expense                                      2,500      2,555      7,473     7,757
Depreciation expense                                  2,411      2,204      7,042     6,674
                                                   --------   --------   --------  --------
  Total expenses                                     46,156     45,029    140,634   132,375

Income from operations                             $  2,649   $  2,187   $  3,435  $     (6)
                                                   --------   --------   --------  --------
                                                   --------   --------   --------  --------

Income before extraordinary items and
  cumulative effect of accounting change           $  1,536   $  1,390   $  1,992  $    351
                                                   --------   --------   --------  --------
                                                   --------   --------   --------  --------

Weighted average common and
  common equivalent shares outstanding                3,676      3,350      3,673     3,346
                                                   --------   --------   --------  --------
                                                   --------   --------   --------  --------

Earnings per share before extraordinary items
  and cumulative effect of accounting change       $   0.42   $   0.41   $   0.54  $   0.10
                                                   --------   --------   --------  --------
                                                   --------   --------   --------  --------

Provision for bad debts increased $38,000 and $972,000 for the quarter and nine months ended March 31, 1994, to $2,966,000 and $9,579,000 primarily due to an increase in patient volume and an increase in self-pay accounts. Provision for bad debts as a percentage of net patient service revenues was 6.4% in the quarter ended March 31, 1994, unchanged from the quarter ended March 31, 1993. Provision for bad debts as a percentage of net patient service revenues increased from 6.7% for the nine months ended March 31, 1993, to 7.0% for the nine months ended March 31, 1994.

Other operating expenses decreased $1,316,000 and $960,000 for the quarter and nine months ended March 31, 1994 to $10,459,000 and $35,602,000, respectively. Other operating expenses for the quarter and nine months ended March 31, 1994, were net of a reduction of the Company's general and professional liability reserves of $1,323,000 based on updated estimates of the Company's expected general and professional liability losses compared to a reduction of $1,266,000 recorded in the quarter and nine months ended March 31, 1993. Exclusive of these reductions and the impact of a facility sold in December 1992, other operating expenses decreased $1,259,000 and $469,000 or 9.6% and 1.3%, respectively for the quarter and nine months ended March 31, 1994. The decreases were primarily the result of decreased use of contract services in the Company's hospitals partially offset by an increase in volume at the Company's hospitals.

The Company reported net income of $1,536,000, or $.42 per share, for the quarter ended March 31, 1994, compared to net income of $5,233,000, or $1.56 per share, in the quarter ended March 31, 1993. Net income for the nine months ended March 31, 1994, was $24,022,000, or $6.54 per share, compared to net income of $7,396,000, or $2.21 per share, for the nine months ended March 31, 1993. Net income for the nine months ended March 31, 1994, included a credit of $805,000, or $.22 per share, related to the cumulative effect of adoption of Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" and an extraordinary gain on restructure of debt of $19,784,000, or $5.39 per share, net of income tax effect of $2,170,000. Net income for the quarter and nine months ended March 31, 1993, included extraordinary gains on restructure of debt of $1,066,000, or $.32 per share, and $1,556,000, or $.47 per share, net of income tax effect of $549,000 and $802,000, respectively, and extraordinary credits of $1,826,000, or $.54 per share, and $2,715,000, or $.81 per share, respectively, resulting from the utilization of NOL carryforwards. In addition, net income for the nine months ended March 31, 1993, included a pre-tax gain of $752,000 from the sale of a hospital in August 1992.

TAX MATTERS

At March 31, 1994, the Company had NOL carryforwards of approximately $25,000,000, which expire in fiscal years 2002 through 2006. Such NOL carryforwards may be available to offset future taxable income of the Company, if any.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1994, the Company had working capital of $24,619,000, which included cash and marketable securities of $17,729,000. During the quarter ended December 31, 1993, the Company completed a registered offering of $80,000,000 principal amount of 10 5/8% senior subordinated notes due 2003. The net proceeds from the offering were approximately $77,600,000, of which approximately $62,100,000 was used to repay the Company's then outstanding bank debt and approximately $10,700,000 to redeem all of the Company's outstanding senior subordinated indebtedness. The remaining proceeds will be used for general corporate purposes and to fund certain capital expenditures.

During the quarter ended March 31, 1994, the Company obtained a letter of credit with a commercial bank in order to secure the Company's obligation under one of its capital leases. The lease had previously been secured by a collateral account consisting of approximately $4,100,000 in cash and marketable securities. The collateral account had previously been classified as Other assets in the condensed consolidated balance sheets. Upon obtaining this letter of credit by the Company, the collateral account was released as security for the lease and approximately $4,100,000 in cash and marketable securities became available for general corporate purposes.

During the quarter ended December 31, 1993, the Company entered into a credit agreement with a financial institution pursuant to which the Company may borrow up to $15,000,000 under a working capital facility and up to $10,000,000 under an acquisition facility. Certain conditions must be satisfied prior to the Company borrowing under the credit agreement, some of which had not been satisfied as of March 31, 1994. The Company anticipates that it will satisfy the remaining conditions to funding under its new credit agreement.

The Company anticipates that internally generated cash flows and the remaining unused proceeds from the $80,000,000 senior subordinated note offering will be sufficient to fund capital expenditures and working capital requirements through fiscal 1994. During the nine months ended March 31, 1994, the Company expended $3,318,000 for capital expenditures. Capital expenditures during the nine months consisted primarily of completion of an outpatient surgery center at one facility and equipment purchases at various facilities.

Payments received by the Company from the Medicare and Medicaid programs are the Company's single largest source of cash from operations. During the nine months ended March 31, 1994, cash provided by operations increased $7,572,000, compared to the same period a year earlier, primarily due to increased operating income (excluding interest and depreciation) and decreased interest paid during the period as a result of the semi-annual interest payment terms of the Notes.

                         HALLMARK HEALTHCARE CORPORATION


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           PART II - OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

(b) The Company has outstanding 33,175 shares of 25% Participating Convertible Cumulative Redeemable Preferred Stock (the "25% Preferred"). Each 25% Preferred share is entitled to annual dividends equal to 25% of defined net income, if any, subject to a maximum annual payment of 10% of liquidation preference, when and if declared by the Board of Directors of the Company out of funds legally available for such dividends. Such dividends are cumulative and subject to certain maximums, limits and other conditions. No such dividends have been declared by the Company's Board of Directors. Such undeclared dividends are cumulative to the extent of 17% of the 25% Preferred's liquidation value (approximately $705,000 at March 31, 1994).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
                                  EXHIBIT INDEX

          Item      Description                                         Page No.
          ----      -----------                                         --------

          4.1 Credit Agreement, dated as of December 31, 1993, between the Registrant, as Borrower, and General Electric Capital Corporation, as Lender

          11        Calculation of Average Number of Common and            23
                    Common Equivalent Shares (Quarters and Nine
                    Months ended March 31, 1994 and 1993)

(b)  Reports on Form 8-K

     None.

HALLMARK HEALTHCARE CORPORATION



Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      HALLMARK HEALTHCARE CORPORATION

Date:  May 13, 1994

                                      \s\Robert M. Thornton, Jr.
                                      -----------------------------------------
                                      Robert M. Thornton, Jr.
                                      Chief Financial Officer

                                    FORM 10-Q

                         HALLMARK HEALTHCARE CORPORATION

                                   EXHIBIT XI

           CALCULATION OF AVERAGE NUMBER OF PRIMARY AND FULLY DILUTED
                       COMMON AND COMMON EQUIVALENT SHARES

                                 (in thousands)


                                               Quarter Ended  Nine Months Ended
                                                  March 31,        March 31,
                                                 ----------          ----------
                                                 1994     1993     1994    1993
                                                 ----     ----     ----    ----
Weighted average Class A common stock
  outstanding                                   2,968    2,582    2,958   2,562

Class B common stock outstanding
  (convertible to Class A common stock)            64      390       64     390

Common stock equivalents:

  Effect of the assumed conversion of 25%
    Participating Convertible Cumulative
    Redeemable Preferred Stock (5 shares of
    common for 1 share of preferred)              166      198      166     198

  Options and other                               478      180      485     196
                                                -----    -----    -----   -----
Average number of common and common
  equivalent shares on a primary and fully
  diluted basis                                 3,676    3,350    3,673   3,346
                                                -----    -----    -----   -----
                                                -----    -----    -----   -----