Form 10-K
period 1994-06-30
HALLMARK HEALTHCARE CORP
filed 1994-09-20
CIK 765052

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

FOR THE FISCAL YEAR ENDED JUNE 30, 1994 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM             TO

COMMISSION FILE NO. 0-13991
                             ---------------------

                        HALLMARK HEALTHCARE CORPORATION
             (Exact name of Registrant as specified in its charter)

          DELAWARE                  63-0817574
(State or other jurisdiction     (I.R.S. Employer
    of incorporation or       Identification Number)
       organization)

            300 Galleria Parkway, Suite 650, Atlanta, Georgia 30339
                                 (404) 933-5500
                         (Principal executive offices)

                            ------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                     Class A Common Stock, $0.05 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K. (X)

    The aggregate market value of the Class A Common Stock of the Registrant held by nonaffiliates of the Registrant on August 26, 1994 was $69,864,523. The aggregate market value was determined by reference to the closing price of the stock on such date and excludes for the purpose of this calculation shares held by officers and directors.

    The number of shares of the Registrant's Common Stock outstanding at August 26, 1994.

               $0.05 par value Class A common stock -- 3,206,862
                 $0.05 par value Class B common stock -- 64,102

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS
PROPOSED MERGER

    Hallmark Healthcare Corporation ("Hallmark" or the "Company") is a party to an Amended and Restated Agreement and Plan of Merger, dated as of June 10, 1994 (the "Merger Agreement"), among Hallmark, Community Health Systems, Inc. and Community Acquisition Corp. Consummation of the merger (the "Merger") contemplated by the Merger Agreement is subject, among other things, to approval of the Merger Agreement by Hallmark's stockholders at a special meeting of stockholders to be held on October 5, 1994. A Joint Proxy Statement/Prospectus relating to the Merger was mailed on September 2, 1994 to Hallmark's stockholders on the record date of the special meeting, August 26, 1994. If the Merger is consummated, each outstanding share of Hallmark's Common Stock will be converted into the right to receive .97 shares of the Common Stock of Community Health Systems, Inc., and each outstanding share of Hallmark's 25% Participating Cumulative Convertible Redeemable Preferred Stock will be converted into the right to receive 5.4 shares of the Common Stock of Community Health Systems, Inc. If the stockholders of Hallmark and the stockholders of Community Health Systems, Inc. approve the Merger and the other conditions to consummation of the Merger are satisfied, Hallmark anticipates that the Merger will become effective on October 5, 1994 or shortly thereafter.

GENERAL

    Hallmark is a hospital management company engaged in the business of providing a broad range of healthcare services primarily to patients in non-urban communities. As of June 30, 1994, Hallmark operated 17 hospitals, with an aggregate capacity of 1,405 licensed beds, 200 of which were used to provide psychiatric services. Hallmark's hospitals are located in non-urban communities in eight states, primarily in the southern United States. Hallmark believes that it is the sole provider of general acute-care hospital services in ten of the 16 communities it serves, because its nearest competitor is at least fifteen miles away or, in one case, there is no competing hospital located in the area Hallmark considers to be its primary market. Of Hallmark's 17 hospitals, 15 are owned and two are leased. Hallmark also manages one acute-care hospital, operates one nursing home facility, owns another nursing home, and, through a majority-owned subsidiary manages pain treatment centers in hospitals owned by other companies.

INDUSTRY OVERVIEW

    The Healthcare Financing Administration ("HCFA") of the United States Department of Health and Human Services estimates that healthcare expenditures in the United States increased to 14% of the gross domestic product in 1992, compared to 13.2% in 1991. Total healthcare expenditures during 1992 are estimated by HCFA at $839 billion. Hospitals, the largest sector in the industry, accounted in 1992 for an estimated $323 billion, or 38.5% of all healthcare expenditures. Although government programs, private insurance companies, managed-care companies and self-insured employers have implemented and will continue to implement various cost-containment measures, healthcare expenditures are expected to continue to increase at a rate in excess of the rate of increase in gross domestic product because of such factors as the aging of the population, increased utilization as health coverage is expanded to include previously uninsured populations, costs of technological advances and general inflation.

    Cost-containment measures have, in recent years, together with technological advances, resulted in a significant shift from delivery of services on an inpatient basis to outpatient care. Inpatient admissions have declined; and, due to cost-containment pressures and technological advances, lengths of stay have declined even though the typical inpatient is more ill and, accordingly, uses more services than in the past.

    Most cost-containment measures implemented in recent years by major third-party payors for hospital services include changes in payment methods, increased utilization review and pre-admission certification requirements. The most significant of these is the change in payment methods. The Medicare program has initiated a reimbursement system for hospital operating costs whereby a hospital receives a fixed payment for an inpatient stay based on the patient's diagnosis, without regard to the actual cost of delivery of care to that patient. Certain private insurance companies, managed-care companies and self-insured employers and state Medicaid programs have implemented payment method changes that generally have the same effect as the Medicare diagnosis related groups ("DRG") system. Accordingly, hospitals increasingly bear the risk of not being fully reimbursed for their actual costs; and, in order to maintain profitability, hospitals need to deliver inpatient care efficiently and to control their costs of providing services.

    On October 27, 1993, President Clinton submitted to Congress proposed comprehensive healthcare reform legislation. Several other comprehensive reform proposals have been and are expected to be introduced in the Congress, and comprehensive alternatives to the Presidents' proposal have recently been introduced by majority leaders in the house and senate. Healthcare reform legislation is also pending in some state legislatures. See "-- Reimbursement and Regulatory Matters." Hallmark cannot predict the effect such reforms may have on its business or its future operations.

BUSINESS STRATEGY

    Hallmark's business strategy is to be the sole or dominant provider of healthcare services in the communities in which its hospitals are located. Hallmark believes this business strategy provides the opportunity to establish and maintain profitable operations in a rapidly changing industry for four reasons. First, its non-urban acute care hospitals face less direct competition from other hospitals than do urban hospitals and generally are the focal point for the delivery of primary and specialty healthcare services in their communities. Furthermore, Hallmark's hospitals generally face less direct competition from specialty healthcare providers, such as outpatient surgery centers, diagnostic centers and rehabilitation, mental health and substance abuse inpatient and outpatient programs. Second, Hallmark's hospitals generally provide primary care services and specialty care services in conjunction with family-practice, internal-medicine and general practice physicians and general surgeons. Hallmark believes the role of physicians and hospitals as complementary providers of primary care services is being and will continue to be enhanced as government, private third-party payors and employers utilize primary care physicians as gatekeepers for specialized healthcare. Third, Hallmark's hospitals, working together with primary care and specialty physicians in the community, may reduce out-migration of community residents seeking primary inpatient and outpatient hospital services and thereby improve hospital operating performance. Fourth, Hallmark's position as the sole or dominant provider of community healthcare services also lowers the competitive pressure to provide expensive but under-utilized specialty services, allowing Hallmark to operate on a cost-effective basis.

    Hallmark has implemented its business strategy by (i) introducing new specialty services; (ii) emphasizing improved and expanded outpatient services;
(iii) recruiting physicians to its communities, which generally have experienced physician shortages; and (iv) assisting physicians in practice management so they can devote more of their efforts to patient care. Each of Hallmark's hospitals formulates individual business objectives designed to meet the healthcare needs of the community it serves and to improve the hospital's operating performance. In recent years Hallmark's ability to incur capital expenditures to enhance inpatient and outpatient services has been limited, due to restrictions in Hallmark's credit agreements and limited access to new capital.

    New inpatient services that have been established at Hallmark's hospitals, based on local needs, include inpatient psychiatric treatment and substance abuse treatment programs, skilled nursing units, specialized psychiatric treatment programs for geriatric patients, home health services, laparoscopic surgical procedures, and "swing bed" programs, which permit the use of hospital beds as nursing home beds under certain conditions. For example, since July 1, 1991, Hallmark has converted 95 of its licensed beds to geriatric psychiatric services and 23 of its licensed beds to skilled nursing beds. Furthermore in fiscal 1993, one of Hallmark's hospitals qualified as a Medicaid disproportionate share hospital and received significant revenue from the program. Net inpatient revenues on a same-
hospital   basis  increased  $14,769,000  and  $10,404,000  in  1993  and  1994,
respectively, substantially as a result of the addition of such services and payments received under the Medicaid disproportionate share program.

    Hallmark has increased its outpatient revenues in recent years with the introduction of procedures that are the result of technological advances in the industry, including mobile magnetic resonance imaging equipment, advanced diagnostic imaging, vascular imaging and improvements in ultrasound and mammography. These procedures are designed to enable Hallmark to reduce the out-migration of community residents to tertiary hospitals and, together with other factors, have increased net outpatient revenues on a same-hospital basis approximately $7.2 million and $4.7 million in 1992 and 1993, respectively. Net outpatient revenues in fiscal 1994 was substantially unchanged from fiscal 1993.

    In fiscal 1994, Hallmark recruited 59 new physicians, including 46 specialty physicians, to 14 of its hospitals. To recruit and retain qualified physicians, Hallmark generally assists recruited physicians in establishing and managing their private practices and provides office space proximate to most of its hospitals to medical staff physicians. At most of its hospitals, Hallmark is developing affiliations with physicians that involve offering combined physician and hospital services to third-party payors and self-insured employers. Hallmark also seeks to maintain a sound relationship with its physicians through its Physician Leadership Council, established in April 1992. The Physician Leadership Council members meet on a periodic basis to discuss common issues with Hallmark's operations management.

    In addition to recruiting and establishing affiliations with local physicians, some of Hallmark's hospitals seek to improve care and to reduce the extent of patient out-migration by establishing relationships with physicians affiliated with tertiary care hospitals in nearby areas. These relationships enable Hallmark's hospitals and local physicians to provide coordinated care to community residents before and after their treatment at a tertiary care hospital.

PATIENT SERVICES

    Each of Hallmark's hospitals is operated by a wholly-owned subsidiary of Hallmark and provides the inpatient and outpatient medical and surgical services typically available in non-urban hospitals of small to medium size. Such services, which vary by hospital, generally include operating and recovery rooms, intensive care, diagnostic radiology facilities, pharmacies, laboratories, outpatient facilities and emergency departments.

    Hallmark devotes a total of 200 beds in ten of its hospitals to psychiatric care and provides, in connection with its psychiatric services, inpatient and outpatient treatment programs which include individual therapy, group therapy and occupational and other adjunctive therapies to psychiatric and substance abuse patients. At six of such hospitals, 95 of the psychiatric beds are used to provide psychiatric services to geriatric mental health patients. Hallmark believes that many of its geriatric mental health patients would not otherwise receive mental healthcare and that, after treatment, these patients generally have an improved quality of life.

    Five of Hallmark's hospitals provide home health services, including, at particular locations, physical therapy, respiratory therapy, medications and other services to patients in their homes. One of Hallmark's hospitals operates a 108-bed nursing home that adjoins the hospital. Six of Hallmark's hospitals have portions of their licensed bed complements designated as "swing beds," which permits the use of these beds as skilled nursing home beds when needed.

    The following table sets forth certain operating data and net revenues of Hallmark on a same hospital basis, for all hospitals operated at June 30, 1994:

                                                                       YEARS ENDED JUNE 30,
                                                                  -------------------------------
                                                                    1992       1993       1994
                                                                  ---------  ---------  ---------
Operating Data:
  Hospitals at year-end (1).....................................         16         17         17
  Licensed beds at year-end.....................................      1,428      1,405      1,405
  Average beds in service.......................................      1,229      1,217      1,205
  Admissions....................................................     26,920     27,486     28,911
  Patient days..................................................    141,690    156,616    164,643
  Equivalent patient days (2)...................................    204,188    225,356    235,698
  Average length of stay (days).................................        5.3        5.7        5.7
  Occupancy rate (3)............................................       31.6%      35.3%      37.4%
Net patient service revenues:
  Inpatient Services............................................       66.6%      67.1%      68.6%
  Outpatient Services...........................................       29.4%      28.6%      26.7%
  Other Services................................................        4.0%       4.3%       4.7%
                                                                  ---------  ---------  ---------
    Total Services..............................................      100.0%     100.0%     100.0%
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

- - ------------------------
(1) The number of hospitals increased because of the separate licensing as two hospitals of a facility formerly operated as one hospital.

(2)  Represents inpatient days adjusted to reflect outpatient utilization.

(3) Based on average beds in service. Occupancy based on licensed beds was 27.2%, 30.5% and 32.1% for 1992, 1993 and 1994, respectively.

    Occupancy rates at hospital facilities are affected by many factors including, among others, the hospital's relationship with its medical staff, the service area, population size and general economic conditions within the hospital's service area, the level of medical and surgical services offered, outpatient use of hospital services, marketing efforts, treatment availability at competing facilities and types of payor plans available in the area. Generally, Hallmark's hospitals experience a seasonal increase in occupancy during the quarters ending March 31. Declining hospital admissions generally have been an industry-wide trend since the Federal Medicare program began basing hospital operating cost reimbursement on DRGs. This industry-wide trend has had a significant effect on Hallmark's admissions, patient days and occupancy rates. Hallmark believes the average occupancy rates for its hospital facilities in the three-year period were also adversely affected by payor pressures which encourage treatment other than inpatient treatment and the residual effects of the operational and financial difficulties experienced by Hallmark. See "-- History of Hallmark." Such industry-wide trends and payor pressures were offset to some extent in fiscal 1993 and 1994 by the addition of new inpatient programs, principally geriatric psychiatric Medicare programs and by the receipt of disproportionate-share Medicaid revenue. The addition of geriatric psychiatric programs and the increased number of patients under the Medicaid program also had the effect of increasing the average length of stay for fiscal 1993 and fiscal 1994. Although outpatient volume has increased over the period covered, outpatient services as a percentage of net patient service revenues declined in fiscal 1993 and 1994 because inpatient revenue increased more rapidly, primarily as a result of geriatric psychiatric Medicare programs and receipt of disproportionate-share Medicaid revenue.

SOURCES OF REVENUE

    Hallmark receives payment for services rendered to patients from (i) the federal government under the Medicare program; (ii) each of the states in which its facilities are located under the Medicaid or similar programs; and (iii) private insurers, other contractual arrangements and self-pay patients. The following table sets forth, on a same-hospital basis, the approximate percentage of net patient service revenues derived by Hallmark's hospitals from various payment sources for the last three fiscal years:

                                                               YEARS ENDED JUNE 30,
                                                             ------------------------
                                                              1992     1993     1994
                                                             ------   ------   ------
Medicare...................................................     44.6%    47.3%    48.7%
Medicaid...................................................     10.9%    14.3%    13.7%
Private and other (primarily commercial insurance).........     44.5%    38.4%    37.6%
                                                             ------   ------   ------
  Total....................................................    100.0%   100.0%   100.0%
                                                             ------   ------   ------
                                                             ------   ------   ------

    Increases in the percentage of net patient service revenues from Medicare and Medicaid generally result in increased contractual adjustments and a reduction in net patient service revenues per admission. As a result, Hallmark has designated case managers to maintain efficient utilization of hospital resources, to maintain the delivery of appropriate patient care, to improve the accuracy of diagnosis coding, to review the progression of treatment and to coordinate the education of physicians in coding and billing. In addition, Hallmark seeks to control its operating costs by flexible staffing based on the volume and acuity of patients, making available to its hospitals the option of participating in a large purchasing group, establishing wellness programs for its employees, and continuous evaluation of the cost/benefits of contract services.

    Hallmark believes the decline in the percentage of revenues from private sources for the three-year period is due to (i) the aging population, which is bringing more patients under the Medicare program, (ii) Hallmark's implementation of geriatric psychiatric Medicare programs, (iii) the receipt of disproportionate share Medicaid revenue, (iv) the industry-wide trend toward the increased use of less expensive outpatient treatment for many services which, in general, are more likely to be used by non-Medicare patients, and (v) increased competition for private patients. See "-- Reimbursement and Regulatory Matters."

MANAGED CARE AND MARKETING

    In the markets in which Hallmark's hospitals are located, "managed care" most often involves negotiated discounts and utilization review procedures between a hospital and self-insured or partially self-insured employers and insurance companies and Medicare and Medicaid cost-containment and utilization review measures. Health maintenance organizations, preferred provider organizations and similar managed care programs, which often establish capitated payment arrangements, have not to date been significant factors in Hallmark's markets. Hallmark believes its hospitals can compete effectively for the type of managed care business that exists in Hallmark's markets by being cost-efficient providers of quality primary care services. As part of Hallmark's efforts to obtain additional managed care revenues, Hallmark intends to make certain capital expenditures to enhance its ability to offer the mix of services desired by these payors.

    Each hospital has a marketing program based on local needs and opportunities. The programs are designed to establish and enhance relationships with medical staff physicians, with employers and other third-party payors, and with physicians associated with tertiary care hospitals in nearby areas that are utilized by local residents. Physician relationships include recruiting, leasing of medical office building space, practice management and, more recently, affiliating with physicians in offering hospital and physician services to employers and other third-party payors. Relationships with specialty physicians affiliated with tertiary hospitals provide for coordinated care of local residents who are treated both in the community and at a tertiary hospital and are designed to reduce the extent of out-migration of patients from Hallmark's service area.

COMPETITION

    In ten of the communities in which Hallmark's hospitals are located, comprising 58.7% of its available beds, the nearest competitor hospital is at least fifteen miles away or, in one case, there is no competitor hospital in the area Hallmark considers to be its primary market. In such communities, as well as in communities with direct competition, however, Hallmark's facilities face competition from larger regional hospitals or medical centers in the same geographic area to which patients may be referred for treatment of conditions requiring specialized treatment or care or which patients or physicians may prefer for elective admissions. As a response to these competitive pressures, certain of Hallmark's hospitals have agreements with physicians at larger regional hospitals to provide services on a periodic basis to patients in the local community.

    Seven of Hallmark's hospitals, which represent 41.3% of its available beds, face direct competition from one or more general hospitals in the same community. The competing facilities are operated by major hospital management companies, by government entities supported by tax revenues, or by nonprofit corporations which may be supported by endowments and charitable contributions. Forms of support such as tax revenues, endowments and charitable contributions are generally not available to Hallmark's hospitals. Some of Hallmark's hospitals also face direct competition from specialized facilities (for example, substance abuse, psychiatric or freestanding surgery facilities) or facilities exclusively devoted to specialized populations (for example, military hospitals) in the same or a nearby community.

    All of Hallmark's hospitals may face competition in the future from newly constructed facilities, particularly in those states not having certificate of need laws as well as from alternative methods of delivering healthcare services.

    Hallmark's management believes that Hallmark's ability to compete successfully with other hospital facilities is influenced principally by the number and quality of physicians on the hospitals' medical staffs and the hospitals' ability to participate in reimbursement, insurance and managed-care programs. Staff physicians initiate virtually all admissions and many outpatient referrals to acute-care facilities. Although a physician may at any time terminate his or her affiliation with a hospital, Hallmark seeks to attract and retain qualified doctors of varied specializations on its hospital staffs. Hospitals also compete through rate structures and services. Hallmark seeks to encourage its hospital managing directors and facility staffs to evaluate periodically rates and services and to structure charges and services in its facilities to be competitive with those of other local or regional facilities. Hallmark's ability to add services is limited by certificate of need laws, its financial condition and its physicians and employees.

EMPLOYEES AND MEDICAL STAFFS

    As of June 30, 1994, Hallmark had approximately 2,100 full-time and 200 part-time employees, including 32 corporate staff employees whose primary purpose is to assist the administrative staffs of the individual facilities. Approximately 44.8% of these employees were nursing personnel (registered or licensed vocational nurses). Hallmark's employees are not represented by any labor union. Hallmark believes its relations with its employees are generally satisfactory.

    As of June 30, 1994, approximately 680 physicians were members of the medical staffs of Hallmark's hospitals, of whom fewer than ten were employees of Hallmark.

    Competition in the recruitment of personnel in the healthcare industry is substantial. Many hospital markets are facing shortages of nursing and professional medical personnel and it is expected that such shortages will continue.

REIMBURSEMENT AND REGULATORY MATTERS

    REIMBURSEMENT. A significant portion of Hallmark's revenues is derived from patients covered by government and private contractual health programs. Payments under these programs are made based on cost, a negotiated rate, or at a predetermined rate based upon the patient's diagnosis, plus, in some programs, capital costs and other factors. Revenues from such government programs are recorded based on established billing rates less allowances and estimated adjustments for patients covered by such programs and are subject to audit and final settlement.

    The principal sources of Hallmark's contractual payments are Medicare, Medicaid, Blue Cross and private insurance programs (including health maintenance organizations). Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over and to some disabled persons. Medicaid is a federal-state medical assistance program administered by the states and provides hospital assistance to certain individuals defined as "medically indigent." Blue Cross is a private healthcare program that provides hospital benefits to subscribers through numerous independent plans varying by state. All of Hallmark's hospitals are certified as providers of Medicare and Medicaid and participate to varying degrees in other reimbursement programs.

    Amounts received under Medicare, Medicaid, Blue Cross programs and various health maintenance organizations are generally less than the hospital's
customary   charges  for  the  services  covered.  Patients  are  generally  not responsible for any difference between customary hospital charges and amounts reimbursed under Medicare, Medicaid and Blue Cross programs or by health maintenance organizations for such services, but are responsible to the extent of any noncovered services, deductibles or co-insurance.

    Under the Prospective Payment System ("PPS"), Medicare payment for operating costs is made at a predetermined, specific rate for each hospital inpatient based on the patient's diagnosis under the DRG classification system. Currently, all of Hallmark's hospitals are reimbursed through the PPS system for general acute care services. Hallmark's inpatient psychiatric services are not reimbursed through the PPS system. The Medicare program reimburses Hallmark for psychiatric services on a reasonable cost basis, subject to the provisions of the Tax Equity and Fiscal Responsibility Act ("TEFRA"). Under TEFRA, reimbursement for reasonable costs is limited by a hospital's base year costs per discharge, as updated by the Medicare program.

    In fiscal 1992 to 1994, four of Hallmark's hospitals received supplemental Medicare reimbursement for operating costs due to geographic reclassification adjustments relating to the salaries and wages component of PPS payments. This adjustment is available to certain non-urban hospitals that are located close to urban areas and reflects the effect on such hospitals' salaries and wages expense of proximity to an urban area. In fiscal 1992 to 1994, one of Hallmark's hospitals received supplemental Medicare reimbursement for operating costs due to its qualification as a Medicare dependent hospital. This supplement is paid by Medicare to rural hospitals having less than 100 beds that provide a specific volume of services to Medicare patients. Hallmark cannot predict whether these types of supplemental Medicare reimbursement will be available to hospitals after fiscal 1994.

    In addition to the Medicare PPS payment described above, certain capital related costs (e.g., interest associated with capital expenditures, depreciation, property taxes and rental payments) were historically reimbursed on a reasonable cost basis subject to certain limitations. Federal legislation reduced reimbursement of such costs to 85% effective October 1, 1988, subject to certain adjustments. In 1991 HCFA issued final regulations that incorporated capital costs into PPS effective for Medicare cost reporting periods beginning on or after October 1, 1991. The incorporation of capital cost into PPS, which does not affect Hallmark's freestanding psychiatric hospital, includes a ten-year transition period. Hallmark has determined that the change in reimbursement method should not have a materially adverse effect on Hallmark's existing operations in the early years. If Hallmark replaces or rebuilds any hospital, such hospital would be subject to limitations in the PPS capital reimbursement methodology, which would result in reimbursement limitations on certain new capital invested in such new or replacement facility. In addition to hospital inpatient and ancillary service payments, the Medicare program provides reimbursement to hospitals for outpatient services. Previously, such services were reimbursed on the basis of 100% of reasonable cost. For cost reporting periods beginning October 1, 1987, Medicare payments for certain outpatient surgery services were reduced to the lower of (i) a percentage of hospital costs, (ii) a percentage of customary charges, or (iii) a prospective payment rate based upon the hospital's historical costs and the rates paid by Medicare for similar procedures performed in freestanding surgical centers. Further limits of Medicare payments for outpatient radiology services became effective October 1, 1988. Radiology and imaging services are paid at the lower of (i) reasonable costs, (ii) customary charges or (iii) a blend of costs and adjusted physician charges. Hallmark's level of reimbursement for outpatient services has decreased as a result of these changes and Hallmark expects its percentage of reimbursed cost for such services to further decrease. The extent of such decrease will be dependent upon the volume of such outpatient services rendered to Medicare program patients.

    A number of states also utilize a prospective payment system or have established a program to negotiate payment levels at individual hospitals for their state Medicaid programs. Additionally, many states have become more aggressive in obtaining federal matching funds for their Medicaid programs, particularly for "disproportionate share" hospitals. A hospital qualifies as a "disproportionate share" hospital on the basis of the percentage of its patients who are Medicaid or other indigent patients and so qualifies if its percentage of such patients exceeds a percentage level fixed by the applicable state Medicaid program. Eleven of Hallmark's hospitals received "disproportionate-share" revenue in fiscal 1994. Several states have enacted, or plan to enact, a service tax based on a percentage of hospitals' net revenue. Historically, such taxes collected by the states have been subsequently remitted to hospitals through various reimbursement methodologies; however, there is no assurance any such state program will continue to remit such tax revenue to hospitals or that the amounts remitted will approximate the tax paid.

    In 1991, Congress adopted a law that limits the amounts that state Medicaid programs can pay to "disproportionate-share" hospitals in excess of amounts payable to other hospitals for services to Medicaid patients. Subject to certain exceptions, no more than 12% of total Medicaid spending can be used to provide "disproportionate-share" additional payments to hospitals. These limitations expire in 1996, if Congress adopts certain new maximum Medicaid payment rules by that time. Subject to certain exceptions, the 1991 law also limits a state's share of Medicaid funds that may come from provider taxes.

    In August 1993, HCFA published final regulations which loosened national and state limits on disproportionate share payments to hospitals by interpreting the statute as setting target percentage goals, rather than as establishing an absolute cap on disproportionate share expenditures. The effect of these regulations was to increase the percentage of the federal government's fiscal year ("FY") 1993 Medicaid expenditures for disproportionate share hospitals from 12% to 13.7%.

    In recent years, Congress has attempted to control the rising costs of the Medicare and Medicaid programs by a variety of means, including limitations and reductions of payments that otherwise would have been made to providers. In August 1993, Congress enacted the Omnibus Reconciliation Act of 1993 ("OBRA '93") which included reductions in updates to prospective payments to hospitals which would reduce total Medicare payments to hospitals by $21.1 billion from the federal government's FY 1994 through FY 1998 budgets. Reductions in update factors contained in OBRA '93 are: for FY 1995, market basket minus 2.5 percentage points (urban hospitals) and market basket minus one percentage point (rural hospitals); for FY 1995, market basket minus 2.5 percentage points (urban hospitals) and the amount necessary to equalize the rural and other urban standardized amounts (rural hospitals); for FY 1996, for all hospitals, market basket minus two percentage points; for 1997, for all hospitals, market basket minus 0.5 percentage points; for FY 1998, for all hospitals, the percentage increase in the hospital market basket. The hospital market basket is an annual estimate of the increase in price of goods and services purchased by hospitals. For FY 1994, the hospital market basket is 4.3%. Under OBRA '93, 13 of Hallmark's acute-care hospitals are classified as rural hospitals and three are classified as urban hospitals.

    In addition, OBRA '93 reduced the federal rate for hospital capital expenses by 7.4% for discharges occurring after FY 1993. Outpatient capital reimbursement was reduced by 10% from FY 1996 through 1998.

    OBRA '93 requires that, in order to qualify for Medicaid reimbursement as a disproportionate share hospital, a hospital must have a Medicaid inpatient utilization rate of at least one percent. For state fiscal years beginning in 1995, disproportionate share hospital payment adjustments to private hospitals are limited to no more than the costs of providing inpatient and outpatient services to Medicaid and uninsured patients, less payments received from Medicaid (other than disproportionate share adjustments) and uninsured patients.

    OBRA '93 did not have a material adverse effect on Hallmark's fiscal 1994 revenue from the Medicare and Medicaid programs; and Hallmark does not believe that OBRA '93 will have a material adverse effect on its fiscal 1995 revenue from such programs. The OBRA '93 limitation on Medicaid disproportionate share reimbursement has not to date significantly affected Hallmark's hospitals; and the combined effect of the limited increase in Medicare prospective payments and the reduction in the reimbursement rate for capital expenses has resulted in a small increase in the level of Medicare reimbursement.

    The Medicare and Medicaid programs are subject to statutory and regulatory changes. Also, there are substantial areas subject to administrative rulings, interpretation, governmental funding restrictions and requirements for utilization and quality review. Such matters may significantly reduce payments made under either or both federal programs to Hallmark's hospitals. Because the requirements for certification under Medicare, Medicaid and similar reimbursement programs are subject to change, it may be necessary for Hallmark to make changes in its services, equipment, facilities and personnel to remain qualified for such programs. Although management intends to take all reasonable steps necessary to maintain Hallmark's ability to participate in available reimbursement programs, there can be no assurance that Hallmark will continue to be able to qualify for participation in such programs. Furthermore, annual cost reports required under these programs are subject to audit which may result in significant downward adjustments to the amounts originally estimated to be due Hallmark under these reimbursement programs. These audits often require several years to reach the final determination of amounts earned under the programs. Management believes that adequate provision has been made for retroactive adjustments that might result from such audits.

    In all states in which Hallmark has facilities, Blue Cross pays hospitals for covered services at their established hospital charges, at a percentage thereof at rates negotiated between Blue Cross and the hospital or at a combination thereof. Other private insurance carriers also reimburse their policyholders or make direct payments to hospitals for covered hospital services at established hospital charges or a percentage thereof. Private payors have increased and are increasing their cost containment measures through the implementation of various procedures including but not limited to pre-admission qualification and utilization review. The privately-insured patient is generally responsible to the hospital for any difference between the insurance proceeds and the total charges.

    In late 1993, President Clinton submitted to Congress proposed comprehensive healthcare reform legislation. Several other comprehensive reform proposals have been introduced in the Congress, and comprehensive alternatives to the President's proposal have recently been prepared and introduced by the majority leaders in the House and Senate after taking into account the terms of several bills which passed various congressional committees. Debate and a vote on these bills is scheduled for the late summer of 1994, and action on other reform proposals is possible if neither of the major proposals passes.

    Certain aspects of each proposal offered by the majority leaders, such as reductions in Medicare and Medicaid payments, if adopted, could adversely affect Hallmark's business. In fiscal 1993 and 1994, Hallmark obtained 61.6% and 62.4%, respectively, of its net patient service revenue from the Medicare and Medicaid programs. Other aspects of the proposals by the majority leaders, such as universal health insurance coverage, could have a positive impact on Hallmark's business by reducing the amount of uncompensated care provided by Hallmark's hospitals. No assurance can be given that any reform proposal will be adopted or implemented or that any reform proposal which is ultimately adopted will not have a material adverse effect on Hallmark's financial condition and results of operations.

    In addition to the federal reform initiatives, state legislatures also have undertaken healthcare reform initiatives independent of federal reform. The States of Maine, Florida, Tennessee, California and Washington have adopted various types of reform legislation. It is not possible at this time to predict what, if any, reforms will be adopted by the states, or when such reforms will be adopted and implemented. No assurance can be given that any such reforms will not have a material adverse effect upon Hallmark's revenues and earnings or upon the demand for Hallmark's services.

    REGULATION. Hallmark's hospitals and the healthcare industry generally are subject to extensive federal, state and local governmental regulation relating to licensure, conduct of operations, construction of new facilities, expansion of existing facilities and the offering of new services. Failure to comply with applicable laws and regulations could result in, among other things, the imposition of fines, temporary suspension of admission of new patients to the facility or, in extreme circumstances, exclusion from participation in government healthcare reimbursement programs such as Medicare and Medicaid or the revocation of facility licenses. There can be no assurance that future regulatory changes will not have an adverse impact on Hallmark.

    The federal Anti-Kickback Law prohibits the knowing and willful payment, receipt or offer of remuneration by healthcare providers, such as Hallmark, with respect to any person, including a physician, to induce referrals of patients or in exchange for such referrals. In addition to or in lieu of criminal penalties, an individual or entity can be excluded from participation in the Medicare and Medicaid programs for violation of the Anti-Kickback Law. Hallmark recruits physicians to become members of the medical staffs of its hospitals and to establish private practices in the communities in which Hallmark's hospitals are located. A limited number of the physicians who admit patients to Hallmark's hospitals are employed by Hallmark. Hallmark has entered into various relationships and compensation arrangements in connection with physician recruitment which may be subject to the Anti-Kickback Law. Although Hallmark believes that these arrangements are lawful, no "safe harbor" provisions apply to physician recruitment arrangements not involving physician employment, and evolving interpretations of the Anti-Kickback Law or the adoption of new federal or state laws or regulations could make it necessary for Hallmark to restructure certain of its arrangements. The Office of Inspector General of the Department
of Health and Human Services has proposed a "safe harbor" under the Anti-Kickback Law that, if adopted, would provide a "safe harbor" from violation of such law for many of Hallmark's recruiting arrangements with physicians. Hallmark's operations are also subject to a number of state laws regulating relationships and compensation arrangements among healthcare providers.

    Healthcare facilities must comply with federal, state and local laws related to, among others, the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate setting, building codes and environmental protection. Facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary to maintain licensure and participation in the Medicare and Medicaid programs. Management believes that Hallmark's facilities are in substantial compliance with applicable federal, state, local and independent review body regulations and standards necessary for the operations of such facilities as conducted.

    In certain instances, governmental or other inspections may result in notification to a facility of certain deficiencies. Failure to correct such deficiencies can result in termination of a facility's Medicare and Medicaid program certification or its operating license. In such instances, Hallmark initiates steps to correct cited deficiencies and to comply with the requirements for maintaining such agreements and licenses.

    Most of Hallmark's hospitals are accredited by the Joint Commission on Accreditation of Healthcare Organizations. The Joint Commission is a private organization that establishes standards relating to the physical plant, administration, quality of care, and medical staffs of hospitals.

    Because regulations and standards are subject to interpretation and change, there can be no assurance that Hallmark's facilities will be able to maintain their licenses, certification or accreditation status. Future changes in such legal, regulatory and independent review body requirements could necessitate substantial capital expenditures in order to comply with such requirements and there is no assurance that, if called upon to do so, Hallmark would be able to fund such capital expenditures.

    Federal law contains numerous provisions designed to insure that services rendered by hospitals to Medicare and Medicaid patients are medically necessary and are of quality which meets professionally recognized standards and to insure that claims for reimbursement under the Medicare and Medicaid programs are properly filed. Among other things, services provided at Hallmark's hospitals are subject to periodic review by Peer Review Organizations ("PRO's"). All hospitals which participate in the Medicare program are subject to review by PRO's. PRO activities include reviews of (i) selected elective admissions, (ii) admissions which occur within seven days of a discharge from a general hospital,
(iii) certain transfers of patients from one hospital to another, (iv) validity of diagnostic related group classifications of patients, (v) admissions and services to determine medical necessity and (vi) admissions and services to determine whether quality of care meets professionally recognized standards. PRO's have the authority to recommend to the U.S. Department of Health and Human Services that a provider who is in substantial noncompliance with the medical necessity and quality of care standards of a PRO or who has grossly and flagrantly violated an obligation to render quality care be excluded from participation in the Medicare program or be required to reimburse the federal government for certain payments previously made to the provider under the Medicare program.

    A hospital is subject to civil monetary penalties if it makes claims for payment for services which were not rendered or were rendered by a person or entity not properly licensed under state law.

    Except for Louisiana and Texas, all of the states in which Hallmark's healthcare facilities are located have in effect certificate of need or equivalent laws which generally require that the appropriate state agency approve certain acquisitions and determine that a need for additional beds, new services and certain capital expenditures exists prior to additional beds and new services being added, or the proposed capital expenditure (above a specified level) being spent. State approvals often are issued for a specified period of time. Failure to obtain necessary state approval can result in the inability to complete an acquisition, addition or renovation, the imposition of civil or, in some cases, criminal sanctions and the revocation of the facility's license.

    From time to time, federal and state governments as well as insurers and others have conducted and may conduct inquiries or investigations into businesses in the healthcare industry. Hallmark cannot predict the occurrence or outcome of any such investigations or whether any such investigations would lead to sanctions under existing laws or regulations, changes in, or in the interpretation of, existing laws or regulations or legislation imposing additional regulations on healthcare providers. Hallmark believes that it conducts its business in compliance with applicable laws.

LIABILITY INSURANCE

    Hallmark maintains hospital professional and commercial general liability insurance coverage for occurrences after June 30, 1992 with maximum coverage of $25,000,000, subject to a self-insured retention of $2,000,000 per occurrence and $6,000,000 annual aggregate for hospital professional liability and $1,000,000 per occurrence and $3,000,000 annual aggregate for commercial general liability. Hallmark maintained professional malpractice insurance for certain occurrences prior to February 1988 but is self-insured for all occurrences between February 1988 and June 1992. The liability Hallmark has recorded for losses incurred and claims made is based upon individual case estimates for losses reported, and upon estimates on the basis of past experience for incurred but not reported losses. These estimates are based on actuarial reports obtained annually by Hallmark. Although Hallmark believes that its insurance policies and reserves are adequate, there can be no assurance that its insurance and loss reserves will cover all potential claims that may be asserted against Hallmark. Hallmark is subject to claims and legal actions by patients and others in the ordinary course of business. In management's opinion, the ultimate resolution of such claims will not have a material effect on Hallmark's financial position or results of operations.

HISTORY OF HALLMARK

    Hallmark was incorporated in 1981 under the laws of the State of Delaware. Hallmark began doing business under its present name in fiscal 1992. Prior to that time, it did business under the name National Healthcare, Inc. Hallmark experienced rapid growth from 1981 through late 1986. During this period, Hallmark acquired 32 hospitals having an aggregate of 2,495 licensed beds and eight nursing homes having an aggregate of 515 licensed beds. The expansion was funded primarily with the proceeds of public debt (approximately $28,000,000) and equity offerings (approximately $42,000,000) and borrowings (approximately $120,000,000) from certain banks (the "Banks") totalling approximately $190,000,000.

    Hallmark experienced financial difficulties as a result of its rapid growth. In January 1987, Hallmark was named as a defendant in a purported class action lawsuit on behalf of certain purchasers of Hallmark's common stock and 14 1/2% Subordinated Debentures due 1997 (the "14 1/2% Debentures"). In November 1987, Hallmark defaulted in the payment of interest on the 14 1/2% Debentures and, in December 1987, defaulted in the payment of principal and interest on its bank credit facility.

    Hallmark commenced restructuring negotiations with the Banks and settlement negotiations with the plaintiffs in the purported class-action lawsuit in 1987. In December 1987, Hallmark entered into a settlement with the plaintiffs in the class-action lawsuit pursuant to which defendants other than Hallmark paid members of the settlement class approximately $9,925,000 in cash and Hallmark issued approximately 60,000 shares of 25% Participating Cumulative Convertible Redeemable Preferred Stock (the "Preferred Stock") to members of the settlement class. In January 1989, Hallmark and its bank lenders entered into a credit agreement, pursuant to which $112.4 million of principal outstanding under the previous credit facility, together with approximately $21.1 million of unpaid interest and fees, was converted into three series of notes totalling $133.5 million. Also in January 1989, Hallmark's Common Stock was declared ineligible for trading on the NASDAQ automated quotation system.

    In December 1989, Hallmark consummated a cash tender offer for a portion of the 14 1/2% Debentures. As a result of the tender offer and a private purchase, Hallmark purchased $10,441,000 principal amount of the 14 1/2% Debentures for approximately $902,000. Hallmark consummated an exchange offer for a portion of the remaining 14 1/2% Debentures in June 1990. In the exchange offer, Hallmark exchanged $9,795,000 principal amount of 14 1/2% Debentures for $9,795,000 aggregate principal amount of a new series of debentures, plus cash in the amount of approximately $294,000. During fiscal 1993, Hallmark retired or restructured the balance of the 14 1/2% Debentures.

    Since June 30, 1987, Hallmark has sold or otherwise disposed of 15 hospitals and six nursing homes. Hallmark applied the cash received from such dispositions to retire or refinance certain indebtedness, including the application of approximately $34.9 million to reduce indebtedness, including $26.1 million of prepayments pursuant to the credit agreement. In May 1991, the Banks agreed to exchange $18.6 million principal amount of indebtedness outstanding pursuant to such credit agreement for approximately 390,000 shares of Hallmark's Class B Common Stock. In May 1993, Hallmark Class A Common Stock was listed for trading on The Nasdaq Stock Market. By June 30, 1993, Hallmark had reduced the principal amount of such indebtedness to $64.2 million.

    During fiscal 1994, Hallmark completed its financial restructuring with the issuance of its 10 5/8% Senior Subordinated Notes due 2003 (the "Notes"). The net proceeds of the offering were used to repay in full the indebtedness outstanding under Hallmark's formerly outstanding bank credit agreement as well as all of Hallmark's subordinated indebtedness.

    Hallmark experienced certain operational difficulties during fiscal 1987 through fiscal 1989 as a result of its financial difficulties during such period. The operational difficulties included (i) focus of management attention on the restructuring; (ii) reduction of management and employee morale; and
(iii) erosion of support for Hallmark's hospitals by members of their medical staffs. Hallmark believes that its competitors sought to use its financial difficulties as means of attracting physicians and other referral sources. Furthermore, Hallmark believes certain third-party payors were reluctant to enter into agreements with Hallmark's hospitals or otherwise refer patients to Hallmark's hospitals during this period. Hallmark believes that its process of financial restructuring is complete.

OTHER

    Hallmark manages a 230-bed general acute-care hospital owned by an unrelated party under a management agreement that expires in February 1995. Hallmark is also the majority owner of Pain

Care, Inc. Pain Care, Inc. operates and develops centers for the treatment of pain. Pain Care, Inc. does not operate any treatment centers in hospitals operated by Hallmark. This business is not material to Hallmark's revenues or earnings.

ITEM 2.  PROPERTIES

FACILITIES

    The following table sets forth the name, location, type, number of licensed beds and number of beds in service in the hospitals operated by Hallmark at June 30, 1994. The number of licensed beds represent the number of beds permitted in the facility under its state license. The number of beds in service in a hospital is generally less than the number of licensed beds for various reasons, including removal of beds from service due to low occupancy, to permit alternative use of such space, and to permit renovation.

                                                                              BEDS IN SERVICE
                                                              LICENSED   --------------------------
HOSPITAL                                                        BEDS     ACUTE  PSYCHIATRIC   TOTAL
- - ------------------------------------------------------------  --------   -----  -----------   -----
Woodland Community Hospital (1)
  Cullman, Alabama                                               100        80       20         100
Parkway Medical Center
  Decatur, Alabama                                               120        94    --             94
L.V. Stabler Memorial Hospital
  Greenville, Alabama                                             74        74    --             74
Hartselle Medical Center
  Hartselle, Alabama                                             150       119    --            119
Harris Hospital (1)
  Newport, Arkansas                                              132        79       17          96
Randolph County Medical Center (1)(2)
  Pocahontas, Arkansas                                            50        40       10          50
Doctors Memorial Hospital (2)
  Bonifay, Florida                                                34        34    --             34
Berrien County Hospital (3)
  Nashville, Georgia                                              71        61    --             61
Crossroads Community Hospital (1)
  Mt. Vernon, Illinois                                            55        55    --             55
Byrd Regional Hospital (1)
  Leesville, Louisiana                                            70        43       22          65
NorthGate Hospital -- Many Campus
  Many, Louisiana                                                 68        52    --             52
NorthGate Hospital -- Pineville Campus (4)
  Pineville, Louisiana                                            33        14       19          33
RiverNorth Treatment Center (4)
  Pineville, Louisiana                                            66      --         35          35
Cleveland Community Hospital (1)
  Cleveland, Tennessee                                           100        55       30          85
White County Community Hospital
  Sparta, Tennessee                                               60        50       10          60
Hill Regional Hospital
  Hillsboro, Texas                                                69        47       17          64
Scenic Mountain Medical Center
  Big Spring, Texas                                              153       108       20         128
                                                              --------   -----      ---       -----
    Total                                                      1,405     1,005      200       1,205
                                                              --------   -----      ---       -----
                                                              --------   -----      ---       -----

- - ------------------------
(1) The number of licensed beds in these facilities includes swing beds which are hospital beds licensed to serve as nursing home beds under certain conditions.
(2)  These facilities are operated under long-term capitalized leases.

(3)  Hallmark  also operates a 108-bed nursing  home that adjoins this hospital.
     The nursing home is leased under a long-term capitalized lease.
(4) These hospitals are separately licensed hospitals located in the same building.

    Hallmark owns 15 and leases 12 medical office and clinic buildings. These buildings are generally located adjacent to or proximate to a Hallmark hospital, have an aggregate of approximately 138,000 square feet, and house an aggregate of approximately 200 physicians and other healthcare professionals.

    Hallmark's corporate offices occupy approximately 15,000 square feet of office space at 300 Galleria Parkway, Suite 650, Atlanta, Georgia. The office space is leased by Hallmark for a term which expires in September, 1996.

ITEM 3.  LEGAL PROCEEDINGS

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1994.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The following table incorporates high and low sales prices of the Company's Class A common stock after May 17, 1993 as reported by the NASDAQ Stock Market. Prior to May 17, 1993, the Hallmark's stock was not listed on the NASDAQ Stock Market. Accordingly, prices in the following table prior to May 17, 1993 represent high and low bids as reported to and compiled by the National Quotation Bureau by market makers in the Hallmark's Class A common stock. Such bids represent quotations between dealers and do not include retail mark-ups, mark-downs or commissions. Such bids do not necessarily reflect actual transactions and may not reflect transactions not reported to the National Quotation Bureau. All quotations have been adjusted to reflect a 1-for-5 reverse stock split effected in November, 1992.

                          1994               1993
                    ----------------  ------------------
FISCAL QUARTER       HIGH      LOW      HIGH       LOW
- - ------------------- -------  -------  ---------  -------
First Quarter       $12 1/8  $ 8 1/8  $ 4 17/32  $ 1 1/4
Second Quarter      $17 1/2  $ 9 5/8  $ 5        $ 2 1/2
Third Quarter       $17 1/4  $11 1/4  $ 4 5/8    $ 2 3/4
Fourth Quarter      $21 1/2  $ 9 1/2  $ 8 7/8    $ 3 1/2

    There were approximately 800 holders of record in the Hallmark's Class A common stock as of August 26, 1994.

    The Company has never paid any cash dividends on its common stock and does not anticipate the payment of cash dividends in the foreseeable future. The terms of the Company's note indenture, bank credit agreement and Preferred Stock contain certain covenants which significantly limit and/or restrict Hallmark's ability to declare and pay dividends on its commom stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND STATISTICAL DATA
FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA*

                                                                                          YEAR ENDED JUNE 30
                                                                            ----------------------------------------------
                                                                               1990        1991        1992        1993
                                                                            ----------  ----------  ----------  ----------
                                                                             (IN THOUSANDS EXCEPT SHARE AND PER SHARE AND
                                                                                         STATISTICAL AMOUNTS)
Statement of operations:
  Net patient service revenues............................................  $ 154,966   $ 156,025   $ 164,605   $ 172,521
  Other revenues..........................................................      4,172       5,243       5,400       6,716
                                                                            ----------  ----------  ----------  ----------
      Total revenues......................................................    159,138     161,268     170,005     179,237
  Expenses:
    Salaries and benefits.................................................     67,234      67,718      72,957      75,641
    Supplies and other operating expenses.................................     59,653      61,469      65,380      72,901
    Interest (1)..........................................................     15,050       8,565       5,334       3,871
    Provision for bad debt................................................      9,679      11,125      11,775      10,796
    Depreciation and amortization.........................................      8,308       8,937       9,426       9,027
    Provision (credit) for losses on disposal of certain facilities and
     restructuring transactions...........................................     (4,086)      --         (2,133)      --
                                                                            ----------  ----------  ----------  ----------
  Income from operations..................................................      3,300       3,454       7,266       7,001
  Gain on sale of hospital facility.......................................      --          --          --            752
                                                                            ----------  ----------  ----------  ----------
  Income before income taxes, extraordinary items and cumulative effect of
   accounting change......................................................      3,300       3,454       7,266       7,753
  Provision for income taxes..............................................        346       1,966       3,261       3,303
                                                                            ----------  ----------  ----------  ----------
  Income before extraordinary items and cumulative effect of accounting
   change.................................................................      2,954       1,488       4,005       4,450
  Extraordinary items:
    Gain on restructure of debt, net of income tax effect.................      3,140       7,294          82       2,017
    Credit from utilization of net operating loss carryforwards...........      1,778       5,166       2,682       3,914
                                                                            ----------  ----------  ----------  ----------
  Net income before cumulative effect of accounting change................      7,872      13,948       6,769      10,381
  Cumulative effect of accounting change..................................      --          --          --          --
                                                                            ----------  ----------  ----------  ----------
  Net income..............................................................      7,872      13,948       6,769      10,381
  Accretion of preferred stock redemption requirement.....................         74         223         244         329
                                                                            ----------  ----------  ----------  ----------
  Net income applicable to common stock...................................  $   7,798   $  13,725   $   6,525   $  10,052
                                                                            ----------  ----------  ----------  ----------
                                                                            ----------  ----------  ----------  ----------
  Net income per share:
    Net income before extraordinary items and cumulative effect of
     accounting change....................................................  $     .92   $     .44   $    1.19   $    1.29
    Gain on restructure of debt, net of income tax effect.................        .97        2.15         .03         .59
  Extraordinary items:
    Credit from utilization of net operating loss carryforwards...........        .55        1.53         .80        1.13
    Cumulative effect of accounting change................................      --          --          --          --
                                                                            ----------  ----------  ----------  ----------
  Net income..............................................................  $    2.44   $    4.12   $    2.02   $    3.01
                                                                            ----------  ----------  ----------  ----------
                                                                            ----------  ----------  ----------  ----------
  Common and Common Equivalent Shares outstanding.........................  3,231,752   3,386,583   3,358,491   3,449,752
  Other financial data:
    EBITDA (2)............................................................  $  22,572   $  20,956   $  19,893   $  20,651
    Capital expenditures..................................................      7,663       9,075       7,230       6,375
  Balance sheet data:
    Cash and cash equivalents.............................................  $   6,866   $   7,851   $   7,749   $   4,899
    Working capital (deficit).............................................     (2,472)      5,248         468       1,383
    Property and equipment, net...........................................    117,262     117,648     115,720     108,235
    Total assets..........................................................    173,487     176,950     169,865     159,877
    Total debt (3)........................................................    130,213     104,168      97,731      80,487
    Common stockholders' equity (deficit).................................    (26,647)    (11,839)     (5,200)      4,953
  Selected hospital statistics:
    Number of owned and leased hospitals (end of year)....................         19          18          18          17
    Licensed beds (end of year)...........................................      1,570       1,527       1,527       1,405
    Average beds in service...............................................      1,567       1,332       1,324       1,232
    Admissions (4)........................................................     40,964      32,976      29,403      27,502
    Occupancy rate (4)....................................................       38.3%       36.4%       31.8%       34.8%
    Patient days (4)......................................................    219,295     176,906     153,705     156,689
    Equivalent patient days (5)...........................................    282,938     238,847     221,334     225,512
*The consolidated financial statements in Item 8 and Management's Discussion and Analysis in Item 7 should be read in conjunction with these tables.


                                                                               1994
                                                                            ----------

Statement of operations:
  Net patient service revenues............................................  $ 182,788
  Other revenues..........................................................      8,756
                                                                            ----------
      Total revenues......................................................    191,544
  Expenses:
    Salaries and benefits.................................................     83,467
    Supplies and other operating expenses.................................     71,706
    Interest (1)..........................................................      7,502
    Provision for bad debt................................................     12,713
    Depreciation and amortization.........................................      9,428
    Provision (credit) for losses on disposal of certain facilities and
     restructuring transactions...........................................      --
                                                                            ----------
  Income from operations..................................................      6,728
  Gain on sale of hospital facility.......................................      --
                                                                            ----------
  Income before income taxes, extraordinary items and cumulative effect of
   accounting change......................................................      6,728
  Provision for income taxes..............................................      2,826
                                                                            ----------
  Income before extraordinary items and cumulative effect of accounting
   change.................................................................      3,902
  Extraordinary items:
    Gain on restructure of debt, net of income tax effect.................     19,784
    Credit from utilization of net operating loss carryforwards...........      --
                                                                            ----------
  Net income before cumulative effect of accounting change................     23,686
  Cumulative effect of accounting change..................................        805
                                                                            ----------
  Net income..............................................................     24,491
  Accretion of preferred stock redemption requirement.....................        413
                                                                            ----------
  Net income applicable to common stock...................................  $  24,078
                                                                            ----------
                                                                            ----------
  Net income per share:
    Net income before extraordinary items and cumulative effect of
     accounting change....................................................  $    1.06
    Gain on restructure of debt, net of income tax effect.................       5.37
  Extraordinary items:
    Credit from utilization of net operating loss carryforwards...........      --
    Cumulative effect of accounting change................................        .22
                                                                            ----------
  Net income..............................................................  $    6.65
                                                                            ----------
                                                                            ----------
  Common and Common Equivalent Shares outstanding.........................  3,681,410
  Other financial data:
    EBITDA (2)............................................................  $  23,658
    Capital expenditures..................................................      4,709
  Balance sheet data:
    Cash and cash equivalents.............................................  $  19,757
    Working capital (deficit).............................................     29,541
    Property and equipment, net...........................................    104,020
    Total assets..........................................................    173,020
    Total debt (3)........................................................     87,821
    Common stockholders' equity (deficit).................................     31,586
  Selected hospital statistics:
    Number of owned and leased hospitals (end of year)....................         17
    Licensed beds (end of year)...........................................      1,405
    Average beds in service...............................................      1,205
    Admissions (4)........................................................     28,911
    Occupancy rate (4)....................................................       37.4%
    Patient days (4)......................................................    164,643
    Equivalent patient days (5)...........................................    235,698
*The consolidated financial statements in Item 8 and Management's Discussi conjunction with these tables.

- - ----------------------------------
(1)  For  the  fiscal  years ended  June  30,  1990, 1991,  1992  and  1993, the long-term debt retirements in connection with the Company's financial restructuring were accounted for under SFAS No. 15. The unrecognized gain from such transactions was deferred and is classified on the Company's balance sheet as a deferred restructuring credit. Amortization of the deferred credit had the effect of reducing interest expense by $859,000, $4,162,000, $6,164,000, $6,034,000 and $2,072,000 for the fiscal years ended June 30, 1990, 1991, 1992, 1993 and 1994, respectively. See Note 4 of Notes to Consolidated Financial Statements.
(2) Represents earnings before interest expense, income taxes, depreciation and amortization, provisions (credits) for restructuring transactions, gain on sale of healthcare facility and extraordinary items. The Company believes that EBITDA provides useful information regarding the Company's ability to service its debt; however, EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, and should not be considered as a substitute for net income as an indicator of the Company's operational performance or to cash flow as a measure of liquidity.
(3) Includes long-term debt and related accrued interest classified as current at June 30, 1990,1991 and 1992 of $14,906,000, $6,237,000 and $6,940,000,
     respectively.
(4) Includes statistics for six hospital facilities disposed of or held for disposal in 1990, comprised of 516 beds, 36,694 patient days, 6,474 admissions and 45,807 equivalent patient days.
(5)  Represents inpatient days adjusted to reflect outpatient utilization.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    As of June 30, 1992, Hallmark operated 18 hospitals with an aggregate capacity of 1,527 licensed beds. Hallmark also operated one nursing home and managed one acute-care hospital. During its fiscal year ended June 30, 1993, Hallmark sold two hospitals having an aggregate of 99 licensed beds. Hallmark recognized a gain of $752,000 from the sale of one of the facilities and no gain or loss on the other. For fiscal 1993, the facilities that were sold had total revenues of $974,000 and total expenses of $1,313,000 (excluding interest). For fiscal 1992, the facilities that were sold had total revenues of $12,646,000 and total expenses of $14,616,000 (excluding interest). As a result of such dispositions and the separate licensing as two hospitals of a facility formerly operated as one hospital, the number of hospitals operated by Hallmark at June 30, 1994 was 17.

    A substantial portion of Hallmark's revenue is derived from the federal Medicare program and state Medicaid programs. These programs have undergone changes in recent years designed to reduce healthcare costs, resulting in pressure on hospitals and other healthcare providers to reduce their costs and limit the provision of services. These changes have had, and future changes in such statutes and regulations may have, an adverse effect on Hallmark. For information concerning the effect of Medicare and Medicaid legislation adopted by Congress in August 1993 on reimbursement under these programs, see "Item 1. Business -- Reimbursement and Regulatory Matters -- Reimbursement."

    A number of Hallmark's hospitals qualify for "geographic reclassification" or have been qualified as "disproportionate share" or "small dependent" hospitals under the Medicare and/or Medicaid programs. See "Business -- Reimbursement and Regulatory Matters." These hospitals are reimbursed at a more favorable rate than similar hospitals not receiving such designations. On a periodic basis, federal and state regulatory authorities perform reviews of participating hospitals to ensure continued compliance with program requirements and, therefore, qualification for these designations. There can be no assurance that Hallmark will be able to retain these favorable designations in the future for all, or any, of these hospitals, that these programs will continue or that any programs intended to replace such programs will be as financially advantageous to Hallmark as the existing programs. The loss of such designations or programs could have a material adverse effect on Hallmark's operations.

    In late 1993, President Clinton submitted to Congress proposed comprehensive healthcare reform legislation. Several other comprehensive reform proposals have been introduced in the Congress, and comprehensive alternatives to the President's proposal have recently been prepared and introduced by the majority leaders in the House and Senate after taking into account the terms of several bills which passed various congressional committees. Debate and a vote on these bills is scheduled for late summer 1994, and action on other reform proposals is possible if neither of the major proposals passes.

    Certain aspects of each proposal offered by the majority leaders, such as reductions in Medicare and Medicaid payments, if adopted, could adversely affect Hallmark's business. In fiscal 1993 and 1994, Hallmark obtained 61.6% and 62.4%, respectively, of its net patient service revenue from the Medicare and Medicaid programs. Other aspects of the proposals by the majority leaders, such as universal health insurance coverage, could have a positive impact on Hallmark's business by reducing the amount of uncompensated care provided by Hallmark's hospitals. No assurance can be given that any reform proposal will be adopted or implemented or that any reform proposal which is ultimately adopted will not have a material adverse effect on Hallmark's financial condition and results of operations.

    In addition to the federal reform initiatives, state legislatures also have undertaken healthcare reform initiatives independent of federal reform. The States of Maine, Florida, Tennessee, California and Washington have adopted various types of reform legislation. It is not possible at this time to predict what, if any, reforms will be adopted by the states, or when such reforms will be adopted and implemented. No assurance can be given that any such reforms will not have a material adverse effect upon Hallmark's revenues and earnings or upon the demand for Hallmark's services.

    Hallmark's hospitals have historically operated at low occupancy levels relative to hospitals in more urban environments. Accordingly, Hallmark has sought to manage its operating expenses in such a way as to be a low-cost provider. However, low occupancy levels can significantly impact Hallmark's profitability due to the relatively high fixed-cost component of Hallmark's overall cost structure. Hence, just as the implementation of revenue enhancing programs can significantly improve profitability, any event that decreases revenue can significantly erode Hallmark's financial performance. Despite operating at low occupancy levels, all but one of Hallmark's hospitals generated sufficient revenues to cover their expenses (before interest and allocation of corporate home office overhead) in fiscal 1994. Hallmark's hospital in Cleveland, Tennessee, which had an occupancy rate of 26.7% in fiscal 1994, did not generate sufficient revenues to cover its expenses (before interest and allocation of corporate home office overhead.) Hallmark believes that low occupancy levels are a significant factor contributing to the Cleveland facility's results of operations and that a return to profitability will require continued efforts to minimize operating costs as well as increase occupancy levels at the Cleveland facility.

    Over the past three years, Hallmark has sought to increase its revenues by qualifying for additional Medicaid reimbursement and by the addition of inpatient and outpatient programs. In fiscal 1992 and 1993, Hallmark added cardiac catheterization service at two hospitals, laparoscopic surgical procedures at seven hospitals, endoscopic carpal tunnel surgery at two hospitals and geriatric psychiatric programs at six of its hospitals. Hallmark also added advanced diagnostic imaging procedures to its outpatient services at one or more of its hospitals in fiscal 1992 and 1993. The benefits of such additional services may not be fully realized, if at all, until future periods.

    At June 30, 1991, Hallmark's long-term debt and capital lease obligations totalled approximately $104,168,000. At June 30, 1993, Hallmark's long-term debt and capital lease obligations totalled $80,487,000, a reduction of $23,681,000 over the course of two fiscal years. On November 15, 1993, Hallmark completed a registered offering of $80,000,000 principal amount of 10 5/8% Senior Subordinated Notes due 2003. The net proceeds from the offering were approximately $77,600,000, of which approximately $62,100,000 was used to repay Hallmark's then outstanding senior subordinated indebtedness and $10,700,000 to redeem all of Hallmark's outstanding senior subordinated indebtedness (such bank debt and senior subordinated indebtedness are referred to herein collectively as the "Refinanced Debt"). If the Merger is not consummated, the remaining net proceeds will be used for general corporate purposes and to fund certain capital expenditures. At June 30, 1994, Hallmark's long-term debt and capital lease obligations totalled $87,821,000.

RESULTS OF OPERATIONS

    The following table summarizes, for the periods indicated, changes in selected operating indicators. During the periods indicated, Hallmark sold several hospitals, which may have contributed to the percentage changes from period to period. The discussion that follows should be read in conjunction with Hallmark's Consolidated Financial Statements and the notes thereto.

                                                                         YEAR ENDED JUNE 30,
                                                              ------------------------------------------
                                                                                           PERCENTAGE
                                                                                            INCREASE
                                                                PERCENTAGE OF TOTAL      (DECREASE) IN $
                                                                      REVENUES           FROM PRIOR YEAR
                                                              ------------------------   ---------------
                                                               1992     1993     1994     1993     1994
                                                              ------   ------   ------   ------   ------
Total revenues..............................................  100.0%   100.0%   100.0%     5.4%     6.8%
Operating costs:
  Salaries and benefits.....................................   42.9     42.2     43.6      3.7     10.3
  Supplies and other operating expenses.....................   38.5     40.7     37.4     11.5     (1.8)
  Provision for bad debts...................................    6.9      6.0      6.6     (8.3)    17.8
                                                              ------   ------   ------
      Total operating costs.................................   88.3     88.9     87.6      6.1      5.3
                                                              ------   ------   ------
  Operating margin..........................................   11.7     11.1     12.4     --       18.9
                                                              ------   ------   ------
Capital costs:
  Interest..................................................    3.1      2.2      3.9    (27.4)    93.8
  Depreciation and amortization.............................    5.6      5.0      5.0     (4.2)     4.5
                                                              ------   ------   ------
      Total capital costs...................................    8.7      7.2      8.9    (12.6)    31.3
                                                              ------   ------   ------
  Credit from restructuring transactions and sale of
   hospital.................................................    1.3      0.4     --      (64.7)   (100.0)
  Income before income taxes and extraordinary items........    4.3      4.3      3.5      6.7    (13.2)
  Provision for income taxes................................    1.9      1.8      1.5      1.3    (14.4)
                                                              ------   ------   ------
  Income before extraordinary items.........................    2.4%     2.5%     2.0%    11.1%   (12.3)%
                                                              ------   ------   ------
                                                              ------   ------   ------

    The following table sets forth certain operating data for Hallmark on a same-hospital basis, for the periods indicated:

                                                                            YEAR ENDED JUNE 30,
                                                                   -------------------------------------
                                                                     1992(1)      1993(1)      1994(1)
                                                                   -----------  -----------  -----------
                                                                          (DOLLARS IN THOUSANDS)
Hospitals at year end (2)........................................           16           17           17
Licensed beds at year end........................................        1,428        1,405        1,405
Average beds in service..........................................        1,229        1,217        1,205
Net patient services revenues:
  Inpatient......................................................  $   100,218  $   114,987  $   125,391
  Outpatient.....................................................       44,308       48,968       48,858
  Other..........................................................        5,947        7,434        8,539
                                                                   -----------  -----------  -----------
      Total net patient services revenues........................  $   150,473  $   171,389  $   182,788
                                                                   -----------  -----------  -----------
                                                                   -----------  -----------  -----------
EBITDA...........................................................  $    21,015  $    19,992  $    23,658
Patient days.....................................................      141,690      156,616      164,643
Occupancy rate (3)...............................................         31.6%        35.3%        37.4%
Equivalent patient days (4)......................................      204,188      225,356      235,698

- - ------------------------
(1) Same hospital results exclude operating data for two hospitals sold in 1993.
(2) The number of hospitals increased because of the separate licensing as two hospitals of a facility formerly operated as one hospital.
(3)  Based on average beds in service.
(4)  Represents inpatient days adjusted to reflect outpatient utilization.

    FISCAL 1994 COMPARED TO FISCAL 1993

    Net patient service revenues, which are total patient service revenues less the provision for contractual and other allowances, increased from $172,521,000 for the year ended June 30, 1993, to $182,788,000 for the year ended June 30, 1994, an increase of $10,267,000, or 6.0%, primarily due to a 5.1% increase in admissions from 27,502 to 28,911 and a 5.1% increase in patient days from 156,689 to 164,643. The increased admissions resulted primarily from the addition of new or expanded services in 1993 including geriatric psychiatric and specialty Medicaid services. Net patient revenues for the years ended June 30, 1993 and 1994 included credits of approximately $2,079,000 and $2,308,000, respectively, from reductions in the provision for contractual allowances primarily as a result of favorable settlements of prior year cost reports with program intermediaries. Other revenues increased from $6,716,000 in fiscal 1993 to $8,756,000 in fiscal 1994, an increase of 30.4%, representing primarily increased revenues from one of Hallmark's majority-owned subsidiaries that operates pain centers in hospitals owned by others.

    Salaries and benefits increased $7,826,000, or 10.3%, in fiscal 1994 as compared to fiscal 1993. Approximately 60% of the increase is due to an increase in wage rates and benefits. Approximately 20% of the increase is due to the replacement of contract services with full-time and part-time employees. The remaining increase is due to volume increases at Hallmark's hospitals and at its subsidiary which operates pain treatment centers.

    Interest expense increased $3,631,000 in the year ended June 30, 1994, to $7,502,000. The increase was primarily due to Hallmark's refinancing of its bank debt and subordinated debt in November 1993. Prior to the refinancing, interest expense on Hallmark's debt was significantly reduced by amortization of deferred debt restructuring credits. As a result of the refinancing, the deferred debt restructuring credits were eliminated and from the date of the refinancing forward, interest expense was fully recognized at the effective interest rates of Hallmark's debt. Interest expense was reduced by amortization of deferred debt restructuring credits of $2,072,000 in the year ended June 30, 1994 and by $6,034,000 for the year ended June 30, 1993. Interest expense, excluding amortization of deferred debt restructuring credits, was $9,574,000 in the year ended June 30, 1994 compared with $9,905,000 in 1993.

    The following supplemental information represents pro forma results of operations assuming the refinancing that occurred in the second quarter of fiscal 1994 had occurred on July 1, 1992.

                                                                                  YEAR ENDED JUNE 30,
                                                                                ------------------------
                                                                                   1993         1994
                                                                                -----------  -----------
                                                                                     (IN THOUSANDS)
Total revenues................................................................  $   179,237  $   191,544
                                                                                -----------  -----------
Operating expenses............................................................      159,338      167,886
Interest expense..............................................................       10,295        9,986
Depreciation expense..........................................................        9,027        9,428
                                                                                -----------  -----------
  Total expenses..............................................................      178,660      187,300
                                                                                -----------  -----------
Income from operations........................................................  $       577  $     4,244
                                                                                -----------  -----------
                                                                                -----------  -----------
Income before extraordinary items and cumulative effect of accounting
 change.......................................................................  $       724  $     2,459
                                                                                -----------  -----------
                                                                                -----------  -----------
Weighted average common and common equivalent shares outstanding..............        3,450        3,681
                                                                                -----------  -----------
                                                                                -----------  -----------
Earnings per share before extraordinary items and cumulative effect of
 accounting change............................................................  $      0.21  $      0.67
                                                                                -----------  -----------
                                                                                -----------  -----------

    Provision for bad debts increased from $10,796,000 for the year ended June 30, 1993 to $12,713,000 for the year ended June 30, 1994, an increase of $1,917,000, or 17.8%. The increase in the provision for bad debts was primarily due to increased total revenues and increased reserves compared to prior years in self-pay accounts as a result of the volume and aging of self-pay accounts.

Management maintains collection practices that recognize the aging and source of payment of patient accounts. Management believes that increased volume, especially as it relates to self-pay accounts, and slower payment patterns generally lead to higher bad debt provisions.

    Other operating expenses decreased $2,247,000, or 4.5%, for the year ended June 30, 1994 to $47,684,000. The decrease was primarily the result of decreased use of contract services in Hallmark's hospitals partially offset by an increase in volume at Hallmark's hospitals. Other operating expenses for the years ended June 30, 1994 and 1993 were net of reductions of Hallmark's general and professional liability reserves of $1,323,000 and $1,266,000, respectively, based on updated estimates of Hallmark's expected general and professional liability losses.

    Hallmark reported net income of $24,491,000, or $6.65 per share, for fiscal 1994, compared to net income of $10,381,000, or $3.01 per share, in fiscal 1993. Net income for the year ended June 30, 1994 included a credit of $805,000, or $0.22 per share, related to the cumulative effect of adoption of Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" and an extraordinary gain on restructure of debt of $19,784,000, or $5.37 per share (net of income tax effect of $2,170,000). Net income for fiscal 1993 included extraordinary gains of approximately $2,017,000 (net of income tax effect of $1,344,000), or $0.59 per share, from the restructure or other retirement of $3,463,000 principal amount of the 14 1/2% Subordinated Debentures and $3,914,000, or $1.13 per share, resulting from the utilization of tax net operating loss ("NOL") carryforwards.

    FISCAL 1993 COMPARED TO FISCAL 1992

    Net patient service revenues, which are total patient service revenues less the provision for contractual and other allowances, increased from $164,605,000 in fiscal 1992 to $172,521,000 in fiscal 1993, an increase of $7,916,000, or 4.8%. This increase was primarily due to the addition of new or expanded services, an increase in outpatient revenue and price and reimbursement increases at Hallmark's operating hospitals. The increase was offset in part by the sale of two facilities in fiscal 1993. Other revenues increased from $5,400,000 in fiscal 1992 to $6,716,000 in fiscal 1993, an increase of 24.4%, representing primarily increased revenues from one of Hallmark's majority-owned subsidiaries that operates pain centers in hospitals owned by others. Hallmark's total revenues were $179,237,000 for the year ended June 30, 1993 compared to $170,005,000 in fiscal 1992, or an increase of 5.4%. On a same-hospital basis, net patient service revenues increased $20,916,000, or 13.9% over fiscal 1992. This increase was due primarily to the addition of 95 geriatric psychiatric beds in fiscal 1992 and 1993, which accounted for approximately $11,500,000 of this increase, and a $4,700,000 increase in outpatient revenues. The increase also included $5,900,000 of disproportionate share payments, which represented 3.4% of fiscal 1993 net patient service revenues on a same-hospital basis.

    Salaries and benefits expense for fiscal 1993 increased $2,684,000, or 3.7%, over fiscal 1992, primarily as a result of increased volume and wage increases. Excluding the effect of the two facilities sold during the year, salaries and benefits increased $8,627,000, or 13.0%, over fiscal 1992, due primarily to the introduction of new services at certain of Hallmark's hospitals and general wage increases. However, salaries and benefits as a percentage of total revenues on a same-hospital basis declined slightly in 1993.

    Other operating expenses increased $7,383,000 during fiscal 1993, or 17.4% over fiscal 1992, offset in part by the sale of two facilities. Excluding the effect of the sold facilities, other operating expenses increased $12,189,000, or 32.7%. This increase was primarily due to higher utilization of outside contract services and increased fees paid to outside medical specialists. The higher utilization of outside contract services and fees paid to outside medical specialists was primarily the result of an increase in services offered at Hallmark's hospitals and efforts to attract physicians.

    Interest expense decreased $1,463,000 in fiscal 1993 from $5,334,000 in fiscal 1992. Such decrease was primarily due to a reduction of bank indebtedness during fiscal 1993 and Hallmark's restructuring or other retirement of the 14 1/2% Debentures. Interest expense was also reduced by amortization of deferred debt restructuring credits of $6,034,000 in fiscal 1993 and $6,164,000 in fiscal 1992.

    Provision for bad debts as a percentage of total revenues decreased from 6.9% in fiscal 1992 to 6.0% for fiscal 1993 primarily as a result of decreased days revenue in accounts receivable and an increase in the percentage of net patient service revenues attributable to Medicare and Medicaid patients.

    Depreciation and amortization decreased by $401,000 for fiscal 1993 compared to fiscal 1992 primarily due to the sale of two facilities in fiscal 1993.

    Hallmark reported net income of $10,381,000, or $3.01 per share, for fiscal 1993, compared to net income of $6,769,000, or $2.02 per share, in fiscal 1992. Net income for fiscal 1993 included extraordinary gains of approximately $2,017,000 (net of income tax effect of $1,344,000), or $0.59 per share, from the restructure or other retirement of $3,463,000 principal amount of the 14 1/2% Debentures and $3,914,000, or $1.13 per share, resulting from the utilization of NOL carryforwards. Net income for fiscal 1992 included an extraordinary credit of $2,682,000, or $.80 per share, resulting from the utilization of the NOL carryforwards. Pretax net income before extraordinary items for fiscal 1993 was $7,753,000. Pretax net income before extraordinary items for fiscal 1992 was $7,266,000, including a credit of approximately $2,133,000 related to certain reimbursement items provided in fiscal 1989 in restructuring reserves.

TAX MATTERS
    At June 30, 1994, Hallmark had NOL carryforwards of approximately $24,000,000, which expire in fiscal years 2002 through 2006. If the Merger is not consummated, such NOL carryforwards may be available to offset future taxable income of Hallmark, if any.

    The Merger will result in an "ownership change" with respect to Hallmark under Section 382 of the Code. As a result, after the Merger, income tax deductions for Hallmark's NOL carryforwards existing at the time of the Merger will be subject to an annual limitation equal to the pre-Merger value of the Hallmark Common Stock and Hallmark Preferred Stock multiplied by the "long-term tax-exempt rate" in effect for the month in which the ownership change occurs (6.01% for ownership changes occurring in June 1994), increased by certain "recognized built-in gains" that are recognized within five years after the Merger.

    During 1991, Hallmark issued 390,298 shares of Class B common stock in exchange for $18,620,000 of previously outstanding bank debt. Hallmark believes, based on consultation with outside tax and valuation advisors, that the exchange qualified under the stock-for-debt exception to the recognition of income from discharge of indebtedness which is available to insolvent corporations. There can be no assurance, however, that the Internal Revenue Service will not challenge Hallmark's position. If any such challenge by the Internal Revenue Service was sustained, Hallmark's current NOL carryforwards could be reduced by as much as $16,000,000.

    During the fiscal year 1994, Hallmark adopted SFAS No. 109. SFAS No. 109 requires a change in accounting for income taxes to an asset and liability approach under which deferred tax assets and liabilities are determined based on the difference between the financial accounting and tax accounting basis of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the currently enacted tax rate expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized. Hallmark recorded a credit of $805,000 to reflect the cumulative effect of adopting such standard.

LIQUIDITY AND CAPITAL RESOURCES

    OPERATIONAL ACTIVITIES. At present, Hallmark satisfies all of its working capital and capital expenditure requirements from cash provided by operations. Payments received by Hallmark from the Medicare and Medicaid programs are Hallmark's single largest source of cash from operations. During fiscal 1994, net revenue derived from the Medicare and Medicaid programs increased by approximately $8,198,000 or 7.9% from the amount derived in fiscal 1993, due primarily to the introduction of geriatric psychiatric services at certain of Hallmark's hospitals in prior years.

    During the year ended June 30, 1994, cash provided by operations increased $4,465,000, compared to the same period a year earlier, primarily due to increased operating income (excluding interest and depreciation) and decreased interest paid during the period as a result of the semi-annual interest payment terms of the Senior Subordinated Notes, offset in part by a reduction of accounts payable.

    INVESTMENT ACTIVITIES. Hallmark expended approximately $4,586,000, during fiscal 1994 on capital expenditures. This represented a decrease of $1,789,000, or 28.1%, from fiscal 1993. Capital expenditures during fiscal 1994 consisted primarily of completion of an outpatient surgery center at one facility and equipment purchases at various facilities. Hallmark anticipates that internally generated cash flows and the remaining unused proceeds from the $80,000,000 senior subordinated note offering will be sufficient to fund capital expenditures and working capital requirements through fiscal 1995.

    FINANCING ACTIVITIES. In fiscal 1994, Hallmark completed the restructuring of the Refinanced Debt upon the issuance of the 10 5/8% Senior Subordinated Notes. Hallmark believes that it increased its operational and financial flexibility by refinancing the Refinanced Debt with the proceeds from the sale of the 10 5/8% Senior Subordinated Notes. Hallmark's debt service requirements during fiscal 1994 were reduced from $13,163,000 to $10,803,000. Furthermore, the covenants contained in the indenture pursuant to which the Senior Subordinated Notes were issued are less restrictive than those previously in effect pursuant to the Refinanced Debt.

    During the quarter ended March 31, 1994, Hallmark obtained a letter of credit with a commercial bank to secure Hallmark's obligation under one of its capital leases. The lease had previously been secured by a collateral account consisting of approximately $4,100,000 in cash and marketable securities. The collateral account had previously been classified as "Funds held by trustees" in the consolidated balance sheets. Upon obtaining this letter of credit by Hallmark, the collateral account was released as security for the lease and approximately $4,100,000 in cash and marketable securities became available for general corporate purposes. In addition to this letter of credit, Hallmark obtained three letters of credit totalling $2,883,000 in order to satisfy certain security requirements of Hallmark's workers' compensation insurance carrier. All letters of credit are secured by a security interest in Hallmark's self-insurance trust funds in favor of the issuing bank.

    During the quarter ended December 31, 1993, Hallmark entered into a credit agreement with a financial institution pursuant to which Hallmark may borrow up to $15,000,000 under a working capital facility and up to $10,000,000 under an acquisition facility. Certain conditions must be satisfied prior to Hallmark borrowing under the credit agreement, some of which had not been satisfied as of June 30, 1994. Hallmark anticipates that it will satisfy the remaining conditions to funding under its new credit agreement.

    INFLATION. The healthcare industry is labor intensive. Wages and other expenses are subject to rapid escalation, especially during periods of inflation and when shortages occur in the marketplace. In addition, suppliers attempt to pass along increases in their costs by charging Hallmark higher prices. In general, Hallmark's revenue increases through price increases or changes in reimbursement levels have not kept up with the cost increases. In light of cost containment measures imposed by government agencies, private insurance companies and managed-care plans, Hallmark is unable to predict its ability to offset or control future cost increases.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Information with respect to this item is contained in the Company's consolidated financial statements and financial statement schedules indicated in the index on Page F-1 of this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth certain information regarding the directors and executive officers of the Company:

             NAME                AGE                         POSITION
- - ------------------------------  -----   --------------------------------------------------
James T. McAfee, Jr.               55   Chairman of the Board and Chief Executive Officer
Robert M. Thornton, Jr.            45   President, Chief Operating Officer,
                                        Chief Financial Officer and Director
James E. Martin                    62   Director
Rolland A. Maxwell                 75   Director
J. Randolph Seckman                66   Director
Kay W. Slayden                     59   Director

    James T. McAfee, Jr. was elected a Director in September 1987, has been Chief Executive Officer of the Company since September 1987, and has been Chairman of the Board since October 1987. From 1980 to September 1987, Mr. McAfee served as Executive Vice President, Hospital Operations, and as a Director of Charter Medical Corporation. Prior to 1980, Mr. McAfee served as Senior Vice President of Hospital Affiliates International.

    Robert M. Thornton, Jr. was elected Director in October 1987. Mr. Thornton has been President, Chief Operating Officer and Chief Financial Officer of the Company since November 1993. From January 1987 until November 1993, Mr. Thornton was Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Company and from November 1986 until January 1987, Mr. Thornton was Senior Vice President and Chief Financial Officer of the Company. From 1981 to November 1986, Mr. Thornton served as Controller and held various corporate finance and accounting positions with Charter Medical Corporation. Prior to 1981, Mr. Thornton was a manager with the accounting firm of Coopers & Lybrand.

    James E. Martin was elected a Director in October 1991. Dr. Martin was President of Auburn University from 1984 through 1992. Prior to becoming President of Auburn University, Dr. Martin served as President of the University of Arkansas from 1980 to 1984. Dr. Martin also served as a member of the Board of Directors of Charter Medical Corporation from 1981 to 1988. Dr. Martin is currently a consultant to universities and agribusinesses.

    Rolland A. Maxwell was elected a Director in March 1989. Mr. Maxwell is Chairman of the Board of Directors of John McDaniel Wholesale Supplies, Inc. located in Atlanta, Georgia. Mr. Maxwell previously served as President of Davison's Department Stores (now Macy's Southern division). Mr. Maxwell also previously served as a member of the Board of Directors of Scotty's Inc., a building materials supplier in Winter Haven, Florida from 1974 to 1989, of J.M. Tull Industries, a metal fabrication company in Atlanta, Georgia from 1966 to 1983, of Charter Medical Corporation from 1970 to 1983 and of The Citizens & Southern National Bank in Atlanta, Georgia from 1968 to 1975.

    J. Randolph Seckman was elected a Director in October 1991. Since 1974, Mr. Seckman has been President of Randy Seckman and Associates, Inc., a financial planning and advisory firm located in Atlanta, Georgia providing services to physicians and executives. Prior to founding Randy Seckman and Associates, Inc., Mr. Seckman served as Vice President of the investment department of Financial Services Corporation, a broker-dealer and registered investment advisor located in Atlanta, Georgia.

    Kay W. Slayden was elected a Director in March 1989. Mr. Slayden is Vice Chairman of Jackson & Coker, a physician recruiting company in Atlanta, Georgia. From 1986 to 1990, Mr. Slayden was President and Chief Operating Officer of
Norrell Health Care and a member of the Board of Directors of Norrell Corporation. From 1982 to 1985, Mr. Slayden was President and Chief Executive Officer of PGA Tour Properties, Inc., and from 1978 to 1980 he was President, Chief Operating Officer and a member of the Board of Directors of Fuqua Industries. From 1980 to 1988, Mr. Slayden served as a member of the Board of Directors of Charter Medical Corporation.

    The terms of all Directors will expire upon the effectiveness of the Merger. If the merger is not consummated, Director terms will expire as follows: Messrs. Maxwell and Thornton -- 1994, Messrs. McAfee and Slayden -- 1995, and Messrs. Martin and Seckman -- 1996.

ITEM 11.  EXECUTIVE COMPENSATION

    The following table sets forth information concerning the compensation paid to James T. McAfee, Jr., the Chief Executive Officer of the Company and Robert
M. Thornton, Jr., the Company's only other executive officer:

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG-TERM
                                                                                      COMPENSATION
                                                               ANNUAL COMPENSATION   --------------    ALL OTHER
                                                               --------------------       LTIP        COMPENSATION
NAME AND PRINCIPAL POSITION                           YEAR     SALARY($)  BONUS($)   PAYOUTS($)(1)       ($)(2)
- - --------------------------------------------------  ---------  ---------  ---------  --------------  --------------
James T. McAfee, Jr...............................    1992       405,000    227,813       445,085          --
 Chief Executive Officer and                          1993       450,000    392,175       153,830          13,102
 Chairman of the Board                                1994       500,000    468,752        --              13,406

Robert M. Thornton, Jr............................    1992       216,000     81,000       245,564          --
 President, Chief Operating                           1993       237,000    137,697        84,872           1,300
 Officer and Chief Financial Officer                  1994       297,970    210,320        --               1,643

- - ------------------------
(1) Represents payments under the Company's 1990 Milestone Bonus Plan, pursuant to which Messrs. McAfee and Thornton were eligible for a cash bonus upon the Company's achievement of certain elements of its financial restructuring. The conditions to payment of such bonuses were satisfied in fiscal 1991, and the bonuses were paid in fiscal 1992 and 1993.

(2)  Represents term-life insurance premiums paid by the Company.

OPTION GRANTS DURING FISCAL 1994

    The following table shows all grants of stock options made to Messrs. McAfee and Thornton during the last fiscal year:

                              OPTION GRANTS TABLE

                                                INDIVIDUAL GRANTS
                                   -------------------------------------------         POTENTIAL REALIZABLE VALUE
                                    NUMBER OF                                           AT ASSUMED ANNUAL RATES
                                   SECURITIES     % OF TOTAL                          OF STOCK PRICE APPRECIATION
                                   UNDERLYING       OPTIONS                                 FOR OPTION TERM
                                     OPTIONS      GRANTED TO      EXERCISE OR   ----------------------------------------
                                     GRANTED     EMPLOYEES IN     BASE PRICE        EXPIRATION
NAME                                 (#)(1)       FISCAL YEAR      ($/SHARE)           DATE           5%($)     10%($)
- - ---------------------------------  -----------  ---------------  -------------  ------------------  ---------  ---------
James T. McAfee, Jr..............      22,606          17.5%           13.00     November 23, 2003    478,795    762,274
Robert M. Thornton, Jr...........      13,564          10.5%           13.00     November 23, 2003    287,286    457,378

- - ------------------------
(1) The options granted above vest and are exercisable at the rate of 25% of the shares covered by the option on each of the first four anniversary dates of the grant of the option (November 23, 1993).

OPTION EXERCISES DURING, AND VALUE OF OPTIONS AT THE END OF, FISCAL 1994

    Neither Mr. McAfee nor Mr. Thornton exercised any stock options during fiscal 1994. The following table sets forth certain information regarding the number and value of the unexercised stock options held by Messrs. McAfee and Thornton at June 30, 1994:

                                                                                         VALUE OF UNEXERCISED
                                                       NUMBER OF SHARES UNDERLYING       IN-THE-MONEY OPTIONS
                                                           UNEXERCISED OPTIONS           AT JUNE 30, 1994(1)
                                                             AT JUNE 30, 1994        ----------------------------
                                                       ----------------------------   VALUE OF       VALUE OF
                                                         NUMBER         NUMBER       EXERCISABLE  NON-EXERCISABLE
NAME                                                   EXERCISABLE  NON-EXERCISABLE  OPTIONS($)     OPTIONS($)
- - -----------------------------------------------------  -----------  ---------------  -----------  ---------------
James T. McAfee, Jr..................................      84,296         22,606       1,542,617        135,636
Robert M. Thornton, Jr...............................      16,878         13,564         308,867         81,384

- - ------------------------
(1) The value for the in-the-money options was calculated based on the positive spread between the exercise price of such options and the last reported sale price of the Company's Class A Common Stock on June 30, 1994, which was $19.

LONG-TERM INCENTIVE PLAN AWARDS DURING FISCAL 1994

    The following table shows all long-term incentive plan awards made to Messrs. McAfee and Thornton during the last fiscal year:

            LONG-TERM INCENTIVE PLANS -- AWARDS IN LAST FISCAL YEAR

                                                                                              ESTIMATED FUTURE
                                                                                                  PAYOUTS
                                                                              PERFORMANCE     UNDER NON-STOCK
                                                                 NUMBER OF      OR OTHER     PRICED-BASED PLANS
                                                                  SHARES,     PERIOD UNTIL         (3)(4)
                                                                  UNITS OR     MATURATION   --------------------
                                                                OTHER RIGHTS   OR PAYOUT    THRESHOLD   MAXIMUM
NAME                                                               (#)(1)         (2)          ($)        ($)
- - --------------------------------------------------------------  ------------  ------------  ---------  ---------
James T. McAfee, Jr...........................................       --           3 Years     250,000    500,000
Robert M. Thornton, Jr........................................       --           3 Years     116,490    232,980

- - ------------------------
(1) Participants are not awarded a number of units. Rather, awards are expressed as a percentage of base salary.

(2) The performance period until payout of the award began to run on the date that the long-term incentive plan award was granted. In fiscal year 1994, the named executive officers received their award on July 1, 1993 subject to stockholder approval, which was obtained on November 23, 1993.

(3) Awards under the plan are based upon two factors, including (i) the achievement of a target debt to total capitalization ratio and (ii) a target return on assets, both as approved by the Compensation Committee and as defined in the plan.

(4) In the discretion of the Compensation Committee, payment of vested awards shall be in shares of the Company's Class A Common Stock, cash or a combination of cash and shares of Class A Common Stock, provided that, if any portion of a payment is in cash, cash shall constitute not less than 35% of such payment.

EMPLOYMENT CONTRACTS

    The Company entered into employment agreements with Messrs. James T. McAfee, Jr. and Robert M. Thornton, Jr., in 1989, which were subsequently amended in 1994 and expire on September 30, 1996 (the "Employment Agreements"). Pursuant to the terms of the Employment Agreements, the employment of Messrs. McAfee and Thornton are terminable by either party to the agreement, in the case of Mr. McAfee, upon six months' prior written notice and, in the case of Mr. Thornton, upon ninety days' prior written notice, provided that such notice is given in the designated notice period. Unless notice is given, the terms of the Employment Agreements automatically extend at the end of their term for an additional term of one year. The Employment Agreements also provide that the Company may terminate the Employment Agreements for "just and substantial cause," as defined therein, but only after the Company provides the executive officer with written notice specifying the cause of such action and grants the executive officer the opportunity to appear before the Board of Directors.

    Under the terms of the Employment Agreements, Messrs. McAfee and Thornton are entitled to receive base salaries of not less than $500,000 and $320,000, respectively. The Employment Agreements also provide Messrs. McAfee and Thornton with health, accident and dental insurance for the executive officer and his dependents; long-term disability insurance; term life insurance in an amount equal to four times his base annual salary up to $1,500,000 in coverage for Mr. McAfee and three times base annual salary up to $1,000,000 in coverage for Mr. Thornton; an annual executive allowance fund of $20,000 and $15,000 for Messrs. McAfee and Thornton, respectively; and an annual automobile allowance of $20,000 and $15,000 for such officers, respectively. The Employment Agreements also provide for the payment of reasonable initiation fees for business and/or social organizations up to $35,000 and $25,000 for Messrs. McAfee and Thornton, respectively.

    Under the terms of the Employment Agreements, the Company will indemnify the executive officers from all liability and costs incurred as a consequence of claims resulting from or growing out of such person's status as, or as a result of their having been, a Director and/or officer of the Company. The terms, provisions and conditions of the indemnity are the same as those provided for under the current Certificate of Incorporation and Bylaws of the Company and cannot be changed without the consent of the executive officer affected thereby regardless of any future amendments to such Certificate of Incorporation or Bylaws. The Company's agreement to indemnify the executive officer will survive the termination of the employment contract, regardless of the cause of the termination. The Employment Agreements also provide for the reimbursement of reasonable legal fees and disbursements incurred by the executive officers in connection with enforcement of the Employment Agreements, provided the executive officer prevails in such enforcement proceeding.

    In addition to the termination provisions outlined above, the Company may terminate the Employment Agreements with Messrs. McAfee and Thornton for any reason upon 90 days' written notice. Mr. McAfee also has the right to terminate the Employment Agreement upon 90 days' written notice if the Board of Directors fails to reappoint him as Chief Executive Officer or Chairman of the Board of the Company, or materially changes his duties and responsibilities under the Employment Agreement. In each case, the Company will provide a severance package to each executive officer, and to Mr. McAfee if he resigns under the circumstances described in the preceding sentence, consisting of monthly severance pay for a period of three years, in the case of Mr. McAfee, and two years, in the case of Mr. Thornton, each payment equal to the highest monthly rate of base salary paid to the executive officer at any time under the Employment Agreement; all unpaid bonuses which have vested, together with that pro rated portion of any bonus for the current fiscal year; restricted shares and stock options which have vested; and other benefits payable thereunder. In the event the executive officer terminates the Employment Agreement during the designated notice period, he shall be entitled to receive all vested bonuses, stock options and restricted stock.

    Further, the Employment Agreements provide that upon a "Change of Control," as defined below, that occurs prior to September 30, 1996, each such executive officer has the right to terminate his employment under his Employment Agreement
(i) by resignation on not less than ninety days' prior written notice given within six calendar months after the occurrence of such Change of Control or
(ii) by resignation on not less than ninety days' prior written notice given within eighteen calendar months after such Change of Control, and within six months after the occurrence of any of the following: (a) failure to appoint the officer to the office held by him (and, in the case of Mr. McAfee failure to reappoint him as Chairman of the Board), (b) the making of any material change by the

Company in the respective officer's function, duties or responsibilities with the Company which would cause such officer's position to become of less dignity, responsibility, importance or scope or (c) any material breach of such officer's Employment Agreement.

    For the purposes of the Employment Agreements, a "Change of Control" will be deemed to have occurred if (a) any "Person" (as defined in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended), either alone or in conjunction with its "affiliates" (as defined in Rule 405 of the General Rules and Regulations under the Securities Act of 1933), or other group of persons, corporations, partnerships or other entities who are not affiliates but who are acting in concert with any person, acquire ownership, whether of record or beneficially, of that number of shares of outstanding stock of the Company which would allow such person or entity and/or its affiliates, or others acting in concert, to elect a majority of the Board of Directors of the Company. Under the terms of the Merger Agreement, the Merger, if consummated, would result in a Change of Control under the Employment Agreements and, as such, Messrs. McAfee and Thornton would be entitled to all benefits provided by the Change of Control provisions of their respective Employment Agreements.

    A Change of Control does not include any acquisition of control (i) by any of the Company's then five most senior officers (as of the date the Employment Agreements were entered into) whether acting alone or in concert with each other, or (ii) pursuant to which such executive officer or former executive officer accepts equity securities of the Company or any entity with or into which the Company is merged or consolidated, or which controls or is controlled by the Company or any such entity except for equity securities received by such person (a) in his capacity as a stockholder and (b) pursuant to stock options and other benefits not materially in excess of those typically available to officers of other publicly held for-profit healthcare companies not subject to a Change of Control.

    Upon the occurrence of a Change of Control and an election by the executive officer to terminate his employment, the Company shall pay such executive officer or his designee severance pay equal to the highest monthly rate of base salary paid to such executive officer at any time under the Employment Agreement, but not more than $34,166.66 per month for a period of four years in the case of Mr. McAfee or $20,000 per month for a period of three years in the case of Mr. Thornton or, at the election of such executive officer, the Company shall fund a trust by cash or annuity in form and substance satisfactory to the officer in an amount sufficient to permit the trust to make the monthly payments over the prescribed period or any unpaid portion thereof or the Company shall make a lump sum cash payment equal to the sum of the monthly installments without discount to present value, provided, however, such lump sum payment shall not exceed $1,640,000 in the case of Mr. McAfee or $720,000 in the case of Mr. Thornton. Messrs. McAfee and Thornton shall also be entitled to (i) vesting of options to acquire 22,606 shares and 13,564 shares, respectively, of the Company's Class A Common Stock at an exercise price of $13.00 per share pursuant to the 1993 Stock Option Plan, (ii) a pro rated bonus of $93,750 and $48,000, respectively, under the Company's annual bonus plan for the period from July 1, 1994 through September 30, 1994, (iii) a pro rated bonus of $125,000 and $64,000, respectively, under the Company's 1993 Long-Term Incentive Plan for the period from July 1, 1994 through September 30, 1994, (iv) bonuses of $500,000 and $232,980 respectively, due under the Company's 1993 Long-Term Incentive Plan for the year ended June 30, 1994 based on the audited financial statements of the Company without regard to non-recurring costs associated with the Merger, and (v) a payment of $233,570 and $110,760, respectively, in lieu of continuance in any benefit plans of the Company. Payments of base salary shall be offset by any payments made pursuant to any other Company-paid disability or salary continuance program. All such payments and amounts to which Messrs. McAfee and Thornton are entitled are subject to the limitation set forth in Section 280G of the Code, and will be reduced (but not below zero) until no portion of such payments would be subject to the excise tax imposed by Section 4999 of the Code.

    Under the terms of the Change of Control provisions of the Employment Agreement, approximately $2,593,000 and $1,176,000 will be payable to Messrs. McAfee and Thornton, respectively, including the value of the executive officer's salary, bonus and employment benefits.

DIRECTORS' FEES AND COMPENSATION

    Each Director who is not an employee of the Company, is paid for his services on the Board of Directors: (i) a retainer at the rate of $18,000 per annum; (ii) an additional $1,200 for each Board meeting attended; and (iii) $1,200 per committee meeting attended if not connected with a concurrent Board Meeting or $1,000 per committee meeting attended if connected with a concurrent Board Meeting. The Company also reimburses all of the Directors' company-related and company-approved travel and entertainment expenses, including their expenses in attending meetings of the Board or its Committees. Under the Directors' Stock Option Plan established in 1991, as amended in 1993, each non-employee Director was granted an option in fiscal 1992 to purchase 10,000 shares of the Company's Class A Common Stock and an option in fiscal 1994 to purchase an additional 6,250 shares of the Company's Class A Common Stock.

    In addition to the above compensation, non-employee members of the Board of Directors of the Company are entitled to receive stipends under the Hallmark Healthcare Corporation Emeritus Director Stipend Plan (the "Emeritus Director Plan") upon retirement from the Board if such persons have served as directors at least 60 months or, in any event, on termination of service as a member of the Board of Directors within one year after a "Change of Control" of the Company. Consummation of the Merger would cause a Change of Control under the terms of the Emeritus Director Plan and would result in the payment of certain benefits provided thereby. The monthly stipends payable under the Emeritus Director Plan are equal to the highest monthly base director's fee paid by the Company to non-employee directors during such former director's period of service as a non-employee director. Such directors are entitled to one monthly payment under the Emeritus Director Plan for each complete month of service as a member of the Board of Directors of the Company. As a result of the Change of Control provisions of the Emeritus Director Plan, four directors of the Company will be entitled to receive monthly payments of $1,500 per director for varying periods. As of September 30, 1994, aggregate payments to the four directors under such provisions total $303,000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Since November 23, 1993, the Company's executive compensation program has been administered by the Compensation Committee of the Board of Directors. Such committee consists of Messrs. Slayden, Martin and Seckman. Prior to November 23, 1993, the program was administered by the Audit and Compensation Committee, consisting of Messrs. Slayden, Martin, Seckman and Maxwell. See "Item 13. Certain Transactions."

ITEM 12.  STOCK OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT OF HALLMARK

    The following table sets forth as of August 26, 1994, certain information with respect to ownership of the Company's outstanding Class A Common Stock, by
(i) all persons known by the Company to own beneficially more than 5% of the Company's outstanding Class A Common Stock, (ii) each director of the Company and (iii) all directors and executive officers of the Company, as a group.

                                                                              SHARES OF HALLMARK
                                                                                 COMMON STOCK
                                                                              BENEFICIALLY OWNED     PERCENT
NAME OF BENEFICIAL OWNER                                                             (1)            OF CLASS
- - ---------------------------------------------------------------------------  --------------------  -----------
James T. McAfee, Jr. (2)...................................................          381,891             11.6
Robert M. Thornton, Jr. (3)................................................           78,488              2.4
Kay W. Slayden (4)(5)......................................................           14,000                *
Rolland A. Maxwell (5).....................................................            4,000                *
James E. Martin (5)(6).....................................................            5,100                *
J. Randolph Seckman (5)....................................................           11,000                *
All executive officers and directors as a group (6 persons) (7)............          494,479             14.9

- - ------------------------
*    Less than 1%

(1)  Unless  otherwise  indicated,  the  named individual  has  sole  voting and investment power with respect  to all shares  and the information  pertains only  to the Company's Class A Common Stock. For each beneficial owner, the number of shares outstanding and the percentage of stock ownership includes the number of common  and all common  equivalent shares (including  options exercisable within 60 days) owned by such individual at August 26, 1994.
(2)  Includes  84,296 shares which Mr. McAfee  has the right to acquire pursuant to options exercisable within 60 days.
(3)  Includes 1,000 shares owned by Mr. Thornton's spouse, of which Mr. Thornton disclaims beneficial ownership.
(4)  Includes 10,000 shares  based on  2,000 shares of  the Company's  Preferred
     Stock owned by Mr. Slayden which are convertible at a ratio of one share of the  Company's Preferred  Stock into five  shares of the  Company's Class A
     Common Stock at any time.
(5)  Includes 4,000 shares  which the named  director has the  right to  acquire pursuant to options exercisable within 60 days.
(6)  Includes 200 shares owned by Dr. Martin's spouse.
(7)  Includes  100,296 shares which the  members of the group  have the right to acquire pursuant to options exercisable within 60 days and includes  10,000 shares  based on 2,000 shares of the Company's Preferred Stock owned by Mr.
     Slayden, which are  convertible at a  ratio of one  share of the  Company's
     Preferred  Stock into five shares of the  Company's Class A Common Stock at any time.

    As of August 26, 1994, all persons known by the Company to own beneficially more than 5% of the outstanding shares of the Company's Preferred Stock were:
(i) Alliance Capital Management Corporation, 1345 Avenue of the Americas, New York, New York 10105-0099, which is the owner of 3,424 shares of the Company's Preferred Stock, representing 10.7% of the voting power of the Company's Preferred Stock; (ii) Kay W. Slayden, a director of the Company, who is the owner of 2,000 shares of the Company's Preferred Stock, representing 6.3% of the voting power of the Company's Preferred Stock and (iii) Executive Life Insurance, 11444 W. Olympic Blvd., West Los Angeles, California 90064, which is the owner of 1,925 shares of the Company's Preferred Stock, representing 6.0% of the voting power of the Company's Preferred Stock. Each of the above holders of the Company's Preferred Stock holds less than one half of one percent of the combined voting power of the Company's Class A Common Stock and the Company's Preferred Stock.

    On June 10, 1994, the Company entered into a definitive merger agreement with Community Health Systems, Inc. ("Community") under which Community will acquire all of the outstanding shares of the Company's Class A Common Stock, Class B Common Stock and Preferred Stock. The agreement calls for Community to exchange 0.97 shares of its common stock for each share of the Company's Class A and Class B Common Stock and 5.4 shares of its common stock for each share of the Company's Preferred Stock. Consummation of the merger is subject, among other things, to approval by the Company's stockholders at a special meeting to be held on October 5, 1994. See "Item 1. Business -- Proposed Merger".

ITEM 13.  CERTAIN TRANSACTIONS
    In fiscal 1994, the Company paid Jackson & Coker, of which Mr. Slayden is Vice Chairman of the Board of Directors, fees and reimbursed expenses totalling approximately $227,000 for services rendered in the recruitment of physicians, including approximately $89,000 for the recruitment of six physicians to four of Hallmark's hospitals, approximately $1,000 for the services of locum tenens physicians, which included compensation to the physicians and brokerage fees, and approximately $137,000 for services in connection with physician searches for which no recruitment has yet occurred. The Company believes that Jackson & Coker is one of the nation's leading physician search firms. The amounts paid to Jackson & Coker during fiscal 1994 by the Company, which were computed at Jackson & Coker's customary rates, were comparable to the rates the Company paid to other physician search firms for similar services during fiscal 1994.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1)  CONSOLIDATED FINANCIAL STATEMENTS

    Information with respect to this Item is contained on pages F-1 through F-21 of this Annual Report on Form 10-K, and is specified in detail in the Index on Page F-1.

    (a)(2)  FINANCIAL STATEMENT SCHEDULES

    Information with respect to this Item is contained on Pages S-1 through S-3 of this Annual Report on Form 10-K, as specified in further detail in the Index on page F-1.

    Except for those schedules contained on pages S-1 through S-3, all other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

    (a)(3)  EXHIBITS

    The following exhibits are filed herewith unless otherwise indicated, and exhibits followed by a reference to a note are incorporated by reference:

  EXHIBIT
    NO.                                              DESCRIPTION AND REFERENCE
- - -----------  ---------------------------------------------------------------------------------------------------------
       2.1   Amended and Restated Agreement and Plan of Merger, dated as of June 10, 1994, by and among Community
             Health Systems, Inc., Community Acquisition Corp. and the Registrant (Hallmark agrees to furnish supplementally, upon request, a copy of omitted schedules and exhibits.)
       3.1   Certificate of Incorporation of Registrant, as amended (9)
       3.2   By-laws of Registrant (10)
       4.1   Form of Indenture, dated as of November 1, 1993, relating to 10 5/8% Senior Subordinated Notes due 2003 of the Registrant (11)
       4.2   Credit Agreement, dated as of December 31, 1993, between the Registrant, as Borrower, and General
             Electric Capital Corporation, as Lender (12)
      10.1   Registration Rights Agreement dated as of January 1, 1989 among the Registrant and the lenders with respect to Class B Non-Voting Common Stock (2)
      10.2   Amended Employment Agreement -- James T. McAfee, Jr.
      10.3   Second Amendment to Employment Agreement -- James T. McAfee, Jr.
      10.4   Amended Employment Agreement -- Robert M. Thornton, Jr.
      10.5   Second Amendment to Employment Agreement -- Robert M. Thornton, Jr.
      10.6   Mutual Release, dated as of May , 1993, among the Registrant, Stephen L. Phelps, Joseph D. Bohr, Jr. and
             John F. Schwartz (7)
      10.7   Settlement Agreement and Mutual Release, effective July 1, 1993, among First State Insurance Company, the
             Registrant, Steven L. Phelps, Joseph D. Bohr, Jr., John S. Schwartz, NationsBank of Georgia, N.A., Bank
             One Texas, N.A., Third National Bank in Nashville, The Bank of New York, and Citicorp North America, Inc.
             (7)
      10.8   Long-Term Stock Incentive Plan -- 1989 (3)
      10.9   Long-Term Cash Incentive Plan -- 1990 (3)
      10.9a  Amendment No. 1 to Long-Term Cash Incentive Plan -- 1990 (8)
      10.10  Long-Term Stock Incentive Performance Plan -- 1991 (5)

  EXHIBIT
    NO.                                              DESCRIPTION AND REFERENCE
- - -----------  ---------------------------------------------------------------------------------------------------------
      10.11  Asset Purchase Agreement, dated as of November 25, 1992, between Healthcare of Forsyth, Inc. and
             Executive Committee of the Baptist Convention of the State of Georgia d/b/a Georgia Baptist Health Care
             System (6)
      10.12  Management Agreement, dated as of January 31, 1990, between Poplar Bluff Physicians Group, Inc. and
             Registrant (4)
      10.13  Lease Agreement, dated as of September 1, 1979, between Randolph County, Arkansas and Randolph County
             Medical Center, Inc. (7)
      10.14  Lease Agreement, dated as of April 1, 1988, between Richard B. Griffin and Berrien Nursing Center Inc.
             (7)
      10.15  Lease Agreement, dated as of August 23, 1984, between Holmes County Hospital Corporation and National
             Healthcare of Holmes County, Inc. (1)
      10.16  Amendment to 1991 Directors' Non-Qualified Stock Option Plan (11)
      10.17  1994 Employee Stock Purchase Plan (8)
      10.18  1993 Stock Option Plan (8)
      10.19  1993 Long-Term Incentive Plan (8)
      11.1   Statement re: Computation of Earnings Per Share
      21.1   List of Subsidiaries
      24.1   Consent of Arthur Andersen LLP

- - ------------------------
 (1) Filed as an exhibit to the Registrant's Form S-1 Registration Statement No. 2-99387, filed August 2, 1985, as amended by Amendment No. 1 filed September 16, 1985, Amendment No. 2 filed November 1, 1985, and Amendment No. 3 filed November 5, 1985.
 (2) Filed as an exhibit to the Registrant's Form 10-K for the year ended June 30, 1989, filed September 28, 1989.
 (3) Filed as an exhibit to the Registrant's Form 10-Q for the quarter ended March 31, 1990, filed May 11, 1990.
 (4) Filed as an exhibit to the Registrant's Form 8-K filed September 27, 1989.
 (5) Filed as an exhibit to the Registrant's Form 10-K for the year ended June 30, 1992, filed September 10, 1992.
 (6) Filed as an Exhibit to Registrant's Form 8, dated February 25, 1993, filed February 26, 1993.
 (7) Filed as an exhibit to Registrant's Form S-1 Registration Statement No. 33-67958 filed August 26, 1993.
 (8) Filed as an exhibit to Amendment No. 1 to Registrant's Form S-1 Registration Statement No. 33-67958 filed October 19, 1993.

 (9) Filed as an exhibit to the Registrant's Form S-8 Registration Statement No. 33-53853 filed May 27, 1994.
(10) Filed as an exhibit to the Registrant's Form 10-K for the year ended June 30, 1993, filed September 9, 1993.
(11) Filed as an exhibit to the Registrant's Form 10-Q for the quarter ended December 31, 1993, filed February 14, 1994.
(12) Filed as an exhibit to the Registrant's Form 10-Q for the quarter ended March 31, 1994, filed May 13, 1994.

    (b) Reports on Form 8-K
      None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HALLMARK HEALTHCARE CORPORATION

Date: September 16,1994                   By:      \s\ JAMES T. MCAFEE, JR.

                                          --------------------------------------
                                                     James T. McAfee, Jr.
                                                 CHAIRMAN AND CHIEF EXECUTIVE
                                                           OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, in multiple original counterparts, on behalf of the Registrant and in the capacities and on the date indicated:

                        HALLMARK HEALTHCARE CORPORATION

                      SIGNATURES                                     TITLE                         DATE
- - ------------------------------------------------------  --------------------------------  -----------------------

                   \s\ JAMES T. MCAFEE, JR.
     -------------------------------------------        Chairman, Chief Executive           September 16, 1994
                 James T. McAfee, Jr.                    Officer, and Director

                                                        President, Chief Operating
                 \s\ ROBERT M. THORNTON, JR.             Officer and Chief Financial
     -------------------------------------------         Officer (Principal Accounting      September 16, 1994
               Robert M. Thornton, Jr.                   Officer)

                    \s\ ROLLAND A. MAXWELL
     -------------------------------------------        Director                            September 16, 1994
                  Rolland A. Maxwell

     -------------------------------------------        Director
                    Kay W. Slayden

     -------------------------------------------        Director
                   James E. Martin

                    \s\ J. RANDOLPH SECKMAN
     -------------------------------------------        Director                            September 16, 1994
                 J. Randolph Seckman

                        HALLMARK HEALTHCARE CORPORATION
        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

    The following consolidated financial statements of the Registrant and its subsidiaries are submitted herewith in response to Item 8 and Item 14(a)1:

                HALLMARK HEALTHCARE CORPORATION AND SUBSIDIARIES

                                                                                                               PAGE
                                                                                                            -----------
Report of independent public accountants..................................................................         F-2
Consolidated balance sheets at June 30, 1993 and 1994.....................................................         F-3
Consolidated statements of income for the years ended June 30, 1992, 1993, and 1994.......................         F-4
Consolidated statements of redeemable preferred stock and common stockholders' equity for the years ended
 June 30, 1992, 1993, and 1994............................................................................         F-5
Consolidated statements of cash flows for the years ended June 30, 1992, 1993 and 1994....................         F-6
Notes to consolidated financial statements................................................................         F-7

    The following financial statement schedules of the Registrant and its subsidiaries are submitted herewith in response to Item 14(a)2:

                                                                                                               PAGE
                                                                                                            -----------
Schedule V -- Property, plant and equipment...............................................................         S-1
Schedule VI -- Accumulated depreciation, depletion and amortization of property, plant and equipment......         S-2
Schedule VIII -- Valuation and qualifying accounts........................................................         S-3

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or have been disclosed in the notes to consolidated financial statements, and therefore have been omitted.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and the Stockholders of Hallmark Healthcare Corporation:

    We have audited the accompanying consolidated balance sheets of Hallmark Healthcare Corporation (a Delaware corporation) and subsidiaries as of June 30, 1993 and 1994, and the related consolidated statements of income, redeemable preferred stock and common stockholders' equity and cash flows for each of the three years in the period ended June 30, 1994. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hallmark Healthcare Corporation and subsidiaries as of June 30, 1993 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1994, in conformity with generally accepted accounting principles.

    As discussed in Note 9, effective July 1, 1993, the Company changed its method of accounting for income taxes.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in Item 14(a)2 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Atlanta, Georgia
August 12, 1994

                        HALLMARK HEALTHCARE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                                                   JUNE 30,
                                                                                            ----------------------
                                                                                               1993        1994
                                                                                            ----------  ----------
Current assets:
  Cash and cash equivalents...............................................................  $    4,899  $   19,757
  Patient accounts receivable, less allowance for doubtful accounts of $4,135 and $4,083
   at June 30, 1993 and 1994, respectively................................................      19,767      20,396
  Other accounts receivable (net).........................................................       2,212       3,502
  Inventories.............................................................................       4,103       4,212
  Other current assets....................................................................       2,301       2,373
  Deferred tax asset......................................................................      --           4,757
                                                                                            ----------  ----------
      Total current assets................................................................      33,282      54,997
Property and equipment:
  Land and improvements...................................................................       7,277       7,555
  Buildings and improvements..............................................................      98,887     101,798
  Equipment...............................................................................      53,296      56,202
  Construction in progress................................................................       2,227         687
                                                                                            ----------  ----------
                                                                                               161,687     166,242
  Less: accumulated depreciation and amortization.........................................     (53,452)    (62,222)
                                                                                            ----------  ----------
    Net property and equipment............................................................     108,235     104,020
Funds held by trustees....................................................................      13,308       8,172
Other assets..............................................................................       5,052       5,831
                                                                                            ----------  ----------
      Total assets........................................................................  $  159,877  $  173,020
                                                                                            ----------  ----------
                                                                                            ----------  ----------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................................  $   11,819  $    9,634
  Current portion of long-term debt and capital lease obligations.........................       5,306         247
  Accrued payroll, vacation and related taxes.............................................       4,056       3,651
  Other accrued liabilities...............................................................      10,718      11,924
                                                                                            ----------  ----------
      Total current liabilities...........................................................      31,899      25,456
Long-term debt and capital lease obligations..............................................      75,181      87,574
Long-term portion of accrued general and professional liability risks.....................      10,795      10,549
Other long-term liabilities...............................................................       6,853       6,899
Deferred income taxes.....................................................................       2,060       9,653
Deferred debt restructuring credits.......................................................      27,041      --
                                                                                            ----------  ----------
      Total liabilities...................................................................     153,829     140,131
                                                                                            ----------  ----------
Commitments and contingencies
Redeemable preferred stock................................................................       1,095       1,303
                                                                                            ----------  ----------
Common stockholders' equity:
  Common stock:
    Class A, $.05 par value, authorized 25,000,000 shares;
     issued and outstanding 2,585,457 and 2,982,482 shares at
     June 30, 1993 and 1994, respectively.................................................         129         149
    Class B, $.05 par value, authorized 2,500,000 shares;
     issued and outstanding 390,298 and 64,102 shares at June 30, 1993
     and 1994, respectively...............................................................          19           3
  Additional paid-in capital..............................................................      52,331      54,469
  Accumulated deficit.....................................................................     (47,526)    (23,035)
                                                                                            ----------  ----------
      Total common stockholders' equity...................................................       4,953      31,586
                                                                                            ----------  ----------
      Total liabilities and stockholders' equity..........................................  $  159,877  $  173,020
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                            See accompanying notes.

                        HALLMARK HEALTHCARE CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   YEAR ENDED JUNE 30,
                                                                       -------------------------------------------
                                                                           1992           1993           1994
                                                                       -------------  -------------  -------------
Net patient service revenues.........................................  $     164,605  $     172,521  $     182,788
Other revenues.......................................................          5,400          6,716          8,756
                                                                       -------------  -------------  -------------
      Total revenues.................................................        170,005        179,237        191,544
                                                                       -------------  -------------  -------------
Expenses:
  Salaries and benefits..............................................         72,957         75,641         83,467
  Supplies...........................................................         22,832         22,970         24,022
  Provision for bad debts............................................         11,775         10,796         12,713
  Other operating expenses...........................................         42,548         49,931         47,684
  Interest...........................................................          5,334          3,871          7,502
  Depreciation and amortization......................................          9,426          9,027          9,428
  Credit from restructuring transactions.............................         (2,133)      --             --
                                                                       -------------  -------------  -------------
      Total expenses.................................................        162,739        172,236        184,816
  Income from operations.............................................          7,266          7,001          6,728
  Gain on sale of healthcare facility................................       --                  752       --
                                                                       -------------  -------------  -------------
  Income before income taxes, extraordinary items and cumulative
   effect of accounting change.......................................          7,266          7,753          6,728
Provision for income taxes...........................................          3,261          3,303          2,826
      Income before extraordinary items and cumulative effect of
       accounting change.............................................          4,005          4,450          3,902
Extraordinary items:
  Gain on restructure of debt, net of income tax effect of $42,
   $1,344 and $2,170 at June 30, 1992, 1993 and 1994, respectively...             82          2,017         19,784
  Credit resulting from utilization of net operating loss
   carryforwards.....................................................          2,682          3,914       --
                                                                       -------------  -------------  -------------
  Income before cumulative effect of accounting change...............  $       6,769  $      10,381  $      23,686
  Cumulative effect of accounting change.............................       --             --                  805
                                                                       -------------  -------------  -------------
Net income...........................................................  $       6,769  $      10,381  $      24,491
Accretion of preferred stock redemption requirement..................            244            329            413
                                                                       -------------  -------------  -------------
Net income applicable to common stock................................  $       6,525  $      10,052  $      24,078
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Weighted average common and common equivalent shares outstanding.....      3,358,491      3,449,752      3,681,410
                                                                       -------------  -------------  -------------
Net income per common and common equivalent share:
  Income before extraordinary items and cumulative effect of
   accounting change.................................................  $        1.19  $        1.29  $        1.06
  Extraordinary items:
    Gain on restructure of debt, net of income tax effect............            .03            .59           5.37
    Credit resulting from utilization of net operating loss
     carryforwards...................................................            .80           1.13       --
    Cumulative effect of accounting change...........................       --             --                 0.22
                                                                       -------------  -------------  -------------
Net income per common and common equivalent share....................  $        2.02  $        3.01  $        6.65
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

                            See accompanying notes.

                        HALLMARK HEALTHCARE CORPORATION

             CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
                        AND COMMON STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                                                                                 COMMON STOCKHOLDERS' EQUITY
                                                              ------------------------------------------------------------------
                                              REDEEMABLE           CLASS A              CLASS B
                                           PREFERRED STOCK      COMMON STOCK         COMMON STOCK
                                          ------------------  -----------------   -------------------   ADDITIONAL
                                          NUMBER OF           NUMBER OF           NUMBER OF              PAID-IN     ACCUMULATED
                                           SHARES     AMOUNT   SHARES    AMOUNT    SHARES      AMOUNT    CAPITAL       DEFICIT
                                          ---------   ------  ---------  ------   ---------    ------   ----------   -----------
Balance June 30, 1991...................    45,720    $  672  2,478,072   $124     390,298      $19      $52,694      $(64,676)
Issuance of common stock under employee
 stock option plans.....................     --         --       20,150      1       --         --            18        --
Issuance of common stock in exchange for
 preferred stock........................    (3,739)      (95)    18,697      1       --         --            94        --
Accretion of preferred stock redemption
 requirement............................     --          244     --       --         --         --          (244)       --
Net income..............................     --         --       --       --         --         --         --            6,769
                                          ---------   ------  ---------  ------   ---------    ------   ----------   -----------
Balance June 30, 1992...................    41,981       821  2,516,919    126     390,298       19       52,562       (57,907)
Issuance of common stock under employee
 stock option plans.....................     --         --       56,479      2       --         --            44        --
Issuance of common stock in exchange for
 preferred stock........................    (2,412)      (55)    12,059      1       --         --            54        --
Accretion of preferred stock redemption
 requirement............................     --          329     --       --         --         --          (329)       --
Net income..............................     --         --       --       --         --         --         --           10,381
                                          ---------   ------  ---------  ------   ---------    ------   ----------   -----------
Balance June 30, 1993...................    39,569     1,095  2,585,457    129     390,298       19       52,331       (47,526)
Issuance of common stock under employee
 stock option plans.....................     --         --       38,950      2       --         --           114        --
Issuance of common stock in exchange for
 preferred stock........................    (6,382)     (204)    31,910      2       --         --           202        --
Issuance of Class A common stock in
 exchange for Class B common stock......     --         --      326,191     16    (326,191)     (16)       --           --
Accretion of preferred stock redemption
 requirement............................     --          413     --       --         --         --          (413)       --
Accrual for the issuance of Class A
 common stock under a long-term
 incentive plan.........................     --         --       --       --         --         --         1,341        --
Fractional shares retired pursuant to
 reverse stock split....................      (302)       (1)       (26)  --            (5)     --         --           --
Income tax effect of employee stock
 options and long-term incentive plan...     --         --       --       --         --         --           894        --
Net income..............................     --         --       --       --         --         --         --           24,491
                                          ---------   ------  ---------  ------   ---------    ------   ----------   -----------
Balance June 30, 1994...................    32,885    $1,303  2,982,482   $149      64,102      $ 3      $54,469      $(23,035)
                                          ---------   ------  ---------  ------   ---------    ------   ----------   -----------
                                          ---------   ------  ---------  ------   ---------    ------   ----------   -----------

                            See accompanying notes.

                        HALLMARK HEALTHCARE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                      YEAR ENDED JUNE 30,
                                                                               ---------------------------------
                                                                                 1992        1993        1994
                                                                               ---------  ----------  ----------
Cash flows from operating activities:
  Net income.................................................................  $   6,769  $   10,381  $   24,491
                                                                               ---------  ----------  ----------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Extraordinary items:
      Gain on restructure of debt............................................        (82)     (2,017)    (19,784)
      Credit resulting from utilization of net operating loss
       carryforwards.........................................................     (2,682)     (3,914)     --
    Cumulative effect of accounting change...................................     --          --            (805)
    Depreciation and amortization............................................      9,426       9,027       9,428
    Provision for deferred taxes.............................................        480         345       2,238
    Gain on sale of healthcare facility......................................     --            (752)     --
    Amortization of deferred debt restructuring credits......................     (6,164)     (6,034)     (2,072)
    Change in allowance for doubtful accounts................................       (388)       (188)        (52)
    Credit from restructuring transactions...................................     (2,133)     --          --
Change in assets and liabilities, net of effects of healthcare facilities sold:
    Patient accounts receivable..............................................      4,272      (1,797)     (1,177)
    Other accounts receivable................................................       (527)        189         233
    Other assets.............................................................      1,351          15         593
    Accounts payable.........................................................        153       1,987      (2,185)
    Accrued interest.........................................................        938      (2,335)        651
    Other liabilities........................................................      3,993       4,492       2,305
                                                                               ---------  ----------  ----------
          Total adjustments..................................................      8,637        (982)    (10,627)
                                                                               ---------  ----------  ----------
    Net cash provided by operating activities................................     15,406       9,399      13,864
Cash flows from investing activities:
    Proceeds from sales of healthcare facilities.............................     --           9,336      --
    Purchases of property and equipment, net.................................     (7,230)     (6,375)     (4,586)
                                                                               ---------  ----------  ----------
    Net cash (used in) provided by investing activities......................     (7,230)      2,961      (4,586)
                                                                               ---------  ----------  ----------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt.................................     --          --          80,000
    Costs of issuance of long-term debt......................................     --          --          (2,400)
    Principal payments on long-term debt and capital lease obligations.......     (8,278)    (15,210)    (75,980)
    Release of funds held by trustees........................................     --          --           3,960
                                                                               ---------  ----------  ----------
    Net cash (used in) provided by financing activities......................     (8,278)    (15,210)      5,580
                                                                               ---------  ----------  ----------
(Decrease) Increase in cash and cash equivalents.............................       (102)     (2,850)     14,858
Cash and cash equivalents at beginning of year...............................      7,851       7,749       4,899
                                                                               ---------  ----------  ----------
Cash and cash equivalents at end of year.....................................  $   7,749  $    4,899  $   19,757
                                                                               ---------  ----------  ----------
                                                                               ---------  ----------  ----------

                            See accompanying notes.

                        HALLMARK HEALTHCARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE YEARS ENDED JUNE 30, 1994

NOTE 1. -- SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
    Hallmark Healthcare Corporation (the "Company") is a Delaware corporation which began doing business under its present name during the first quarter of fiscal 1992. The Company is engaged primarily in the ownership and management, through subsidiaries, of hospitals and other healthcare related enterprises.

BASIS OF PRESENTATION

    The consolidated financial  statements include the  accounts of the  Company
and   its   wholly-owned  and   majority-owned  subsidiaries.   All  significant
intercompany accounts and transactions have been eliminated in consolidation.

    For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

INVENTORIES

    Inventories consist primarily of medical supplies and pharmaceuticals and are stated at the lower of cost (first-in, first-out) or market.

PROPERTY AND EQUIPMENT

    Property and equipment are recorded at historical cost. Expenditures which increase capacity or extend the useful life of an asset are capitalized and depreciated over the remaining estimated useful life of such asset. Maintenance, repairs, and minor replacements are expensed as incurred. Depreciation and amortization are computed at rates estimated by management to amortize the cost of the various assets over the periods of expected use or, in the case of capital leases, over the lives of such leases, if shorter. Depreciation and amortization have been provided on the straight-line method using useful lives ranging from 20 to 45 years for buildings and improvements and 3 to 20 years for equipment.

GOODWILL

    At June 30, 1993 and 1994, the net unamortized balance of consolidated goodwill was $1,262,000 and $865,000, respectively, and is included in the accompanying consolidated balance sheets under the caption "Other assets". These costs are amortized on a straight-line basis over periods ranging from 5 to 40 years.

FINANCIAL INSTRUMENTS

    The Company's financial instruments consist primarily of cash and cash equivalents, patient accounts receivable, other accounts receivable, funds held by trustees, accounts payable, long-term debt and capital lease obligations and redeemable preferred stock. The carrying amounts of cash and cash equivalents, patient accounts receivable, other accounts receivable, and accounts payable approximate their fair value because of the short maturities of those instruments. The carrying amount of funds held by trustees, which consist primarily of short term governmental securities and investment grade commercial paper, approximates the fair value of such funds because of the short maturities of the securities. The carrying amount of the Company's 10 5/8% Senior Subordinated Notes due 2003 (the "Notes") is $80,000,000. The market value of such Notes is approximately $77,100,000 based on the last reported sales price of the Notes on June 30, 1994. The carrying amounts of capital lease obligations approximate their fair value because in management's opinion the carrying amounts of these instruments reflect terms substantially equivalent to prevailing market terms. The carrying

                        HALLMARK HEALTHCARE CORPORATION

                    FOR THE THREE YEARS ENDED JUNE 30, 1994

NOTE 1. -- SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED) value of the Company's redeemable preferred stock is $1,303,000 at June 30, 1994. The market value of such instruments is $3,124,000 based on quoted market prices of the Company's common stock into which the preferred stock is convertible at the holder's option.

GENERAL AND PROFESSIONAL LIABILITY

    The Company is self-insured against a portion of its general and professional liability risks. The reserves for losses within its self-insured retention limits, including loss adjustment expenses, are based on actuarial estimates using the Company's historical claims experience adjusted for current industry trends. The reserve for unpaid claims is adjusted, as such claims mature, to reflect revised actuarial estimates based on actual experience. Of such reserves, $1,300,000 and $1,350,000 at June 30, 1993 and 1994,
respectively, are included in the accompanying consolidated balance sheets in "Other accrued liabilities" and represent the estimated amount of claims and loss adjustment expenses to be paid within the following twelve months. The balance of such reserves is classified as "Long-term portion of accrued general and professional liability risks." For the fiscal years ended June 30, 1992, 1993 and 1994, the Company recorded as an expense for self-insurance reserves $896,000, $1,401,000 and $1,197,000, respectively. The Company does not discount its reserves for losses and related expenses to their present value.

OTHER ACCRUED LIABILITIES

    Other  accrued  liabilities  includes  amounts  related  to  the   Company's
self-insured employee group medical coverage of $1,583,000 and $1,472,000 at June 30, 1993 and 1994, respectively.

NET PATIENT SERVICE REVENUES

    The Company's hospitals serve a significant number of patients under government and privately sponsored insurance programs for which payment is made
(i) based on cost as defined under the program, (ii) at a predetermined rate based upon the diagnosis, plus, in certain cases, capital costs and other adjustments or (iii) at negotiated rates based on a discount from the Company's usual charges.

    Net patient service revenues are presented based on established billing rates less allowances and discounts for patients covered by Medicare, Medicaid and other contractual programs. Payments received under these programs are generally less than the established billing rates of the Company's hospitals, and the differences are recorded as contractual allowances or discounts. Such allowances have been deducted from accounts receivable pending final audit and settlement. Provision for contractual allowances and discounts for the fiscal years ended June 30, 1992, 1993 and 1994 were $86,935,000, $94,212,000 and
$104,360,000, respectively. In management's opinion, the allowances provided are adequate to cover any liabilities that may result from final settlements.

    It is the Company's policy to collect compensation for all services performed; however, in the ordinary course of business, the Company renders certain services in its facilities to patients who are financially unable to pay for hospital care, without the expectation of payment and for which the Company does not pursue collection (charity care). The amount of such charity care is not material to the Company's consolidated results of operations.

OTHER REVENUES

    Other revenues include income from non-patient hospital activities such as cafeteria sales, interest income, rental income and other related services as well as revenues from one of the Company's majority-owned subsidiaries that operates pain centers in hospitals owned by others.

                        HALLMARK HEALTHCARE CORPORATION

                    FOR THE THREE YEARS ENDED JUNE 30, 1994

NOTE 1. -- SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)
INCOME TAXES

    Income taxes are provided by applying the applicable statutory federal and state tax rates to book income before income taxes, adjusted for permanent differences between book and tax income. Deferred income taxes are provided at the enacted marginal rates on the difference between the financial statement and income tax bases of assets and liabilities. Deferred income tax provisions or benefits are based on the change in the deferred tax assets and liabilities from period to period.

NOTE 2. -- PROPOSED MERGER
    On June 10, 1994, the Company entered into a definitive merger agreement with Community Health Systems, Inc. ("Community") under which Community will acquire all of the outstanding shares of the Company's Class A common stock, Class B common stock, and Redeemable preferred stock. The agreement calls for Community to exchange 0.97 shares of its common stock for each share of the Company's Class A and Class B common stock and 5.4 shares of its common stock for each share of the Company's Redeemable preferred stock. The merger is subject to conditions including, but not limited to, the approval of both companies' stockholders and all appropriate regulatory approvals. The Company anticipates that the merger, subject to the satisfaction of those and other conditions, will be consummated in the Company's fiscal year 1995.

NOTE 3. -- CHANGE IN OPERATIONS
    During 1993, the Company divested substantially all of the assets of two subsidiaries that operated a 63 bed hospital in McMinnville, Tennessee and a 36 bed hospital in Cumming, Georgia for approximately $9,400,000 in cash. The Company recognized a gain of $752,000 from the sale of the McMinnville hospital in the quarter ended September 30, 1992. No gain or loss was recognized on the sale of the Cumming hospital. Of the net proceeds of approximately $8,500,000, approximately $7,000,000 was applied as prepayments on amounts outstanding under the former Bank Credit Agreement. The Company utilized the remaining $1,500,000 of the proceeds to acquire a portion of the Company's 14 1/2% Subordinated Debentures (the "14 1/2% Debentures"). The accompanying consolidated statements of income include no revenues and expenses for the McMinnville facility for 1993 and include revenues and expenses for the Cumming facility through November 30, 1992. For the year ended June 30, 1992, the facilities had total revenues of $12,646,000 and total expenses of $14,616,000 (excluding interest). For the year ended June 30, 1993, the facilities had total revenues of $974,000 and total expenses of $1,313,000.

                        HALLMARK HEALTHCARE CORPORATION

                    FOR THE THREE YEARS ENDED JUNE 30, 1994

NOTE 4. -- LONG-TERM DEBT
    Long-term debt consists of the following (in thousands):

                                                                                      JUNE 30, 1993  JUNE 30, 1994
                                                                                      -------------  -------------
Senior Subordinated Notes due November 15, 2003, interest at 10 5/8% per annum payable semi-annually beginning May 15, 1994, redeemable at the Company's option at a redemption price of 105.3125% of principal on or after November 15, 1998,
 declining to 102.6563% on November 15, 1999 and 100% on November 15, 2000..........   $   --         $    80,000
Amended and Restated Bank Credit Agreement dated as of January 1, 1989, as amended,
 ("Bank Credit Agreement")..........................................................        64,244        --
Senior Subordinated Debentures due 1999, interest at 7%.............................         6,238        --
Senior Subordinated Notes due 1999, interest at 7%..................................         1,098        --
Senior Subordinated Notes due 1993 through 1995, interest at 8% or 9%...............           959        --
Notes collateralized by property and equipment and other indebtedness at various interest rates ranging from 8% to 9% per annum, payable in various amounts through
 1999...............................................................................           547            454
                                                                                      -------------  -------------
                                                                                            73,086         80,454
Less current portion................................................................        (5,206)           (97)
                                                                                      -------------  -------------
Long-term debt......................................................................   $    67,880    $    80,357
                                                                                      -------------  -------------
                                                                                      -------------  -------------

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

    The indenture contains certain covenants which limit or restrict, among other items, (i) additional indebtedness, including subordinated debt; (ii) liens; (iii) issuance of preferred stock by the Company's subsidiaries; (iv) transactions with affiliates; (v) restricted payments, including, but not limited to, cash dividends on the Company's equity securities; (vi) investments and loans; (vii) application of the proceeds of certain asset sales; and (viii) mergers, consolidations and the transfer of substantially all of the assets of the Company to another person, all as defined in the indenture. The Company was in compliance with these covenants at June 30, 1994. The indenture also contains a provision that in the event of a change of control, as defined, the Company shall make an offer to repurchase the Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued interest through the repurchase date. The proposed merger with Community (Note 2), if consummated, would constitute a change of control under the indenture and could result in up to $800,000 in premium payments and the write-off of up to $2,600,000 in deferred loan costs.

    During the quarter ended December 31, 1993, the Company entered into a credit agreement with a financial institution (the "New Credit Agreement") pursuant to which the Company may borrow up

                        HALLMARK HEALTHCARE CORPORATION

                    FOR THE THREE YEARS ENDED JUNE 30, 1994

NOTE 4. -- LONG-TERM DEBT (CONTINUED)
to $25,000,000. The New Credit Agreement consists of (i) a working capital facility in the principal amount of up to $15,000,000 and (ii) an acquisition facility in the principal amount of up to $10,000,000 (collectively, the "Facilities"). Borrowings under the working capital facility are secured by an assignment by the Company of its patient accounts receivable to the lender. The Company may not borrow pursuant to the acquisition facility until it is activated by mutual agreement of the Company and the lender, which must be no later than December 31, 1994; the acquisition facility had not been activated as of June 30, 1994. Borrowing capacity under the working capital facility is based on a percentage of the Company's eligible patient accounts receivable, as defined. Certain conditions must be satisfied prior to the Company borrowing under the Facilities, some of which have not yet been satisfied. There was no borrowing availability at June 30, 1994.

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

    Under the terms of the New Credit Agreement, the Company is required to meet certain financial covenants, including, among others, a fixed charge coverage ratio, a minimum interest coverage ratio, a minimum net worth level, an accounts receivable turnover ratio and a minimum EBITDA level, as defined. In addition, the New Credit Agreement contains limitations and/or restrictions on acquisitions, investments, capital expenditures, dividends on the Company's equity securities and incurrence of additional indebtedness. The Company was in compliance with these covenants at June 30, 1994.

    At June 30, 1994, the Company had four outstanding letters of credit totalling $6,858,000 which were issued by a commercial bank and are used to satisfy certain security requirements of the Company's workers' compensation insurance carrier and a lease agreement related to one of the Company's hospitals. To date, there have been no drawings under these letters of credit.

    During Fiscal years 1990 through 1993, the Company, through a series of transactions, underwent a restructuring of certain of its outstanding indebtedness. The restructuring included modifications to its then outstanding bank debt and the issuance of several series of senior subordinated notes and debentures and payments of cash in exchange for certain of its 14 1/2% Debentures. Pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring", the Company did not recognize any gain from the modification of its bank debt or from certain transactions in the 14 1/2% Debentures. The unrecognized gain from such transactions was deferred and classified in the accompanying condensed consolidated balance sheets as "Deferred debt restructuring credits". Such credits were amortized as a reduction of interest expense during the period that the restructured debt remained outstanding. During the years ended June 30, 1992, 1993, and 1994, interest expense was reduced by $6,164,000, $6,034,000 and $2,072,000, respectively, as a result of amortization of the deferred credits. During the year ended June 30, 1994, the Company retired all remaining restructured debt and recognized an extraordinary gain of $19,784,000(net of income tax effect of $2,170,000) primarily from the write-off of the remaining balance of the deferred credits.

    In the course of restructuring its 14 1/2% Debentures, the Company issued $9,895,000 principal amount of 7% Senior Subordinated Debentures due 1999, $1,718,000 principal amount of 9% Senior

                        HALLMARK HEALTHCARE CORPORATION

                    FOR THE THREE YEARS ENDED JUNE 30, 1994

NOTE 4. -- LONG-TERM DEBT (CONTINUED)
Subordinated Notes due 1993, $800,000 principal amount of 8% Senior Subordinated Notes due 1995, $1,193,000 principal amount of 7% Senior Subordinated Notes due 1999, and paid cash of $8,156,000 in exchange for $30,000,000 of its 14 1/2%
Debentures including all accrued interest thereon. Pursuant to such restructuring transactions, the Company recognized an extraordinary gain of approximately $82,000 (net of income tax effect of $42,000) in 1992 and $2,017,000 (net of income tax effect of $1,344,000) in 1993.

    The following table sets forth the calculation of the extraordinary gain recognized in 1992, 1993 and 1994, respectively (in thousands):

                                                                              1992       1993       1994
                                                                            ---------  ---------  ---------
Principal and accrued interest retired....................................  $     129  $   7,600  $  70,416
Deferred credits retired..................................................         57      2,312     24,969
                                                                            ---------  ---------  ---------
    Total restructured amounts............................................        186      9,912     95,385
                                                                            ---------  ---------  ---------
Cash payments.............................................................         62      5,683     72,831
New debt issued...........................................................     --            800     --
Future interest on new debt issued........................................     --             68     --
                                                                            ---------  ---------  ---------
    Total consideration...................................................         62      6,551     72,831
                                                                            ---------  ---------  ---------
Other costs of restructuring..............................................     --         --            600
                                                                            ---------  ---------  ---------
Pre-tax gain on debt restructuring........................................  $     124  $   3,361  $  21,954
                                                                            ---------  ---------  ---------
                                                                            ---------  ---------  ---------

    The following table sets forth the changes in the balances of the Deferred Debt Restructuring Credits for the fiscal years ended June 30, 1992, 1993 and 1994 (in thousands):

                                                                        1992       1993        1994
                                                                      ---------  ---------  ----------
Beginning Balance...................................................  $  41,498  $  35,298  $   27,041
Additions resulting from debt restructuring transactions............     --             68      --
Additions pursuant to issuance of payment-in-kind
 notes..............................................................         21         21      --
Reductions resulting from extinguishment of debt....................        (57)    (2,312)    (24,969)
Amortization credited to interest expense...........................     (6,164)    (6,034)     (2,072)
                                                                      ---------  ---------  ----------
Ending Balance......................................................  $  35,298  $  27,041  $   --
                                                                      ---------  ---------  ----------
                                                                      ---------  ---------  ----------

    Scheduled long-term debt principal payments at June 30, 1994 are as follows (in thousands):

FISCAL YEAR
- - -------------------------------------------------------------------------
1995.....................................................................  $      97
1996.....................................................................          0
1997.....................................................................          0
1998.....................................................................        179
1999.....................................................................        178
Thereafter...............................................................     80,000
                                                                           ---------
                                                                           $  80,454
                                                                           ---------
                                                                           ---------

                        HALLMARK HEALTHCARE CORPORATION

                    FOR THE THREE YEARS ENDED JUNE 30, 1994

NOTE 5. -- LEASES
    The Company leases certain facilities and equipment under operating and capital lease agreements which expire on various dates and require the Company to pay all maintenance and insurance costs. Rent expense under operating leases was $4,887,000, $4,874,000 and $5,174,000 in fiscal years 1992, 1993, and 1994, respectively.

    Commitments for property and equipment subject to capital leases and noncancellable operating leases are as follows (in thousands):

                                                                             JUNE 30, 1994
                                                                         ----------------------
FISCAL YEAR                                                               OPERATING    CAPITAL
- - -----------------------------------------------------------------------  -----------  ---------
1995...................................................................   $   1,126   $   1,220
1996...................................................................         693       1,140
1997...................................................................         330       1,130
1998...................................................................         231       1,130
1999...................................................................         103       1,130
Thereafter.............................................................          45      16,689
                                                                         -----------  ---------
    Total minimum future lease payments................................   $   2,528      22,439
                                                                         -----------
                                                                         -----------
    Less amount representing interest..................................                  15,072
                                                                                      ---------
Present value of obligations under capital leases (interest rates range
 from 9.2% to 15.9%)...................................................                   7,367
Less current portion...................................................                     150
                                                                                      ---------
Long-term capital lease obligations....................................               $   7,217
                                                                                      ---------
                                                                                      ---------

    Funds held by trustees include $4,035,000 as of June 30, 1993 of restricted cash held by a trustee as collateral for the Company's obligation under a capital lease for one hospital facility. During 1994, the Company replaced the collateral with a letter of credit issued by a commercial bank in the amount of $3,975,000.

    Assets capitalized under the above capital leases follow (in thousands):

                                                                                JUNE 30,
                                                                          --------------------
                                                                            1993       1994
                                                                          ---------  ---------
Buildings and improvements..............................................  $   7,815  $   7,815
Equipment...............................................................        799        921
                                                                          ---------  ---------
                                                                              8,614      8,736
Less accumulated amortization...........................................     (2,229)    (2,638)
                                                                          ---------  ---------
    Net assets capitalized under capital leases.........................  $   6,385  $   6,098
                                                                          ---------  ---------
                                                                          ---------  ---------

NOTE 6. -- 25% REDEEMABLE PREFERRED STOCK
    The Company is authorized to issue 2,500,000 shares of preferred stock (issuable in series) of which it had outstanding at June 30, 1993 and 1994, 39,569 and 32,885 shares, respectively, of $5 par value 25% Participating Cumulative Convertible Redeemable Preferred Stock (the "25% Preferred"). The 25% Preferred has a preference over common stockholders upon liquidation or dissolution of the Company of $125 per share, minus certain dividends if previously paid. Each 25% Preferred share is convertible, at any time, into five shares of Class A common stock, subject to adjustment under certain conditions, and is entitled to annual dividends equal to 25% of defined net income, if any, subject to a

                        HALLMARK HEALTHCARE CORPORATION

                    FOR THE THREE YEARS ENDED JUNE 30, 1994

NOTE 6. -- 25% REDEEMABLE PREFERRED STOCK (CONTINUED)
maximum annual payment of 10% of liquidation preference, when and if declared by the Board of Directors of the Company out of funds legally available for such dividends. Such dividends are cumulative and subject to certain maximums, limits and other conditions. As of June 30, 1994, the maximum dividend payable to preferred stockholders for fiscal 1994 was $411,000 (10% of liquidation preference). If such dividend is not declared by the Board of Directors of the Company, and it is probable it will not be, then the dividend is cumulative to the extent of 5% of liquidation value ($206,000). The Company's Board of Directors did not declare a dividend at December 31, 1993 (the dividend payment date for fiscal 1993) and therefore such 1993 dividends were cumulative to the extent of 5% of liquidation value ($206,000). In addition, 1990, 1991 and 1992 dividends are cumulative to the extent of 12% of liquidation value ($493,000). To date, dividends are cumulative to the extent of an amount equal to 17% of liquidation preference or $699,000. The holders of the 25% Preferred have voting rights on all matters other than election of Directors. The 25% Preferred is redeemable at any time prior to the required redemption at the Company's option. Based on the current number of shares outstanding, the terms of the 25% Preferred require redemption at a price of $125 per share, minus certain dividends if previously paid, on February 12, 1995 of $548,000, on February 12, 1999 of $2,192,000, and on February 12, 2000 of $1,370,000 (for the remaining shares). No accrual has been made for dividends on the 25% Preferred.

    The 25% Preferred was recorded at issuance at $9.35 per share and is being accreted to a redemption price of $125 per share through the redemption dates utilizing the interest method. The accretion is charged to retained earnings, if available, or additional paid-in capital.

    During fiscal 1994, 6,382 shares of the 25% Preferred were converted to 31,910 shares of the Company's Class A common stock.

NOTE 7. -- EARNINGS PER SHARE
    Earnings per share for the years ended June 30, 1992, 1993 and 1994, respectively, are based on the weighted average number of shares of common stock outstanding, adjusted to give effect to common stock equivalents consisting of shares issuable upon conversion of the 25% Preferred (209,905, 197,845, and 164,425 shares, respectively), shares of Class B common stock issued to the Company's Bank Debt Holders pursuant to the Bank Credit Agreement (390,298 shares for each of the two years ended June 30, 1992 and 1993 and 64,102 shares, for the year ended June 30, 1994) and contingently issuable shares pursuant to stock option plans and other contracts (250,951, 294,146, and 489,365 shares, respectively). The number of shares used in the computation was 3,358,491, 3,449,752, and 3,681,410 for 1992, 1993 and 1994, respectively. Net income available to common stockholders has been adjusted for the accretion of the preferred stock redemption requirement applicable to the 25% Preferred.

NOTE 8. -- STOCKHOLDERS' EQUITY AND EMPLOYEE STOCK PLANS
    In November 1992, the Company amended its Amended and Restated Certificate of Incorporation to effect a recapitalization through a one-for-five reverse stock split (the "Reverse Stock Split") pursuant to which on November 10, 1992 (the "Effective Date") every five shares of the Company's 25% Participating Cumulative Convertible Redeemable Preferred Stock, par value $1.00 per share, outstanding on the Effective Date became and are exchangeable for one new share of 25% Preferred and pursuant to which every five shares of the Company's Common Stock, par value $.01 per share, outstanding on the Effective Date became and are exchangeable for one new share of Common Stock

                        HALLMARK HEALTHCARE CORPORATION

                    FOR THE THREE YEARS ENDED JUNE 30, 1994

NOTE 8. -- STOCKHOLDERS' EQUITY AND EMPLOYEE STOCK PLANS (CONTINUED) with par value of $.05 per share. The accompanying financial statements, and management's discussion and analysis of results of operations and financial condition, including all share and per share amounts (including, without limitation, all amounts stated as of a specific historical date) and par values have been adjusted to reflect this transaction.

    In May 1991, the Class B common stock was issued to the holders of the Company's formerly outstanding bank debt in exchange for $18,620,000 principal amount of outstanding bank debt. The Class B stock is non-voting and generally is automatically converted into Class A common stock upon its sale or disposition.

    The terms  of the  Company's note  indenture and  the New  Credit  Agreement
contain   certain  covenants  which  significantly  limit  and/or  restrict  the
Company's ability to declare and pay dividends on its common stock.

    Under the Long-Term Stock Incentive Plan -- 1989 (the "1989 Plan"), as amended, approximately 708,200 shares of Class A common stock were reserved for issuance from which 195,735 options were outstanding at June 30, 1994. Exercise prices of options outstanding are equal to fair market value of such shares on the dates the options were granted. Options granted to executive officers are fully vested and exercisable at June 30, 1994. Options issued to grantees other than executive officers are exercisable at the rate of 25% per year commencing on the date of grant and expire ten years from the date of grant.

    The table below summarizes the activity in the Company's 1989 Plan for the years ended June 30, 1992, 1993 and 1994:

                                                                         1992       1993       1994
                                                                       ---------  ---------  ---------
Options outstanding at beginning of period...........................    321,816    237,754    224,325
Granted ($3.10 per share in 1992 and prices ranging from $3.73 to
 $7.00 per share in 1993)............................................      1,000     60,600     --
Exercised ($0.90 in 1992; $.70 and $.90 per share in 1993; and $.90
 to $5.26 per share in 1994).........................................    (20,150)   (56,479)   (18,390)
Canceled.............................................................    (64,912)   (17,550)   (10,200)
                                                                       ---------  ---------  ---------
Outstanding at end of period.........................................    237,754    224,325    195,735
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------
Exercisable at end of period.........................................    175,604    146,925    155,375
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

    Under the Stock Incentive Performance Plan -- 1991 (the "Performance Plan"), which was instituted in fiscal 1992, 200,000 shares of Class A common stock were reserved for issuance at June 30, 1994. Options for the purchase of 159,525 of such shares were outstanding at June 30, 1994. The exercise price of options outstanding equals fair market value of such shares on the date the options were granted. Options were issued to certain grantees other than executive officers and are exercisable at the rate of 20% per year commencing one year from the date of grant. Such options expire ten years from the date of grant.

                        HALLMARK HEALTHCARE CORPORATION

                    FOR THE THREE YEARS ENDED JUNE 30, 1994

NOTE 8. -- STOCKHOLDERS' EQUITY AND EMPLOYEE STOCK PLANS (CONTINUED)
    The table below summarizes the activity in the Performance Plan for the years ended June 30, 1992, 1993 and 1994:

                                                                         1992       1993       1994
                                                                       ---------  ---------  ---------
Outstanding at beginning of period...................................     --        165,605    194,605
Granted (prices ranging from $5.40 to $9.70 per share in 1992; $3.15
 to $4.58 per share in 1993 and $8.50 to $16.75 per share in 1994)...    197,205    106,400     40,800
Exercised ($3.15 to $5.40 per share in 1994).........................     --         --        (20,560)
Canceled.............................................................    (31,600)   (77,400)   (55,320)
                                                                       ---------  ---------  ---------
Outstanding at end of period.........................................    165,605    194,605    159,525
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------
Exercisable at end of period.........................................     --         21,321     35,242
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

    Under the 1993 Stock Option Plan, which was instituted in fiscal 1994, 200,000 shares of Class A common stock were reserved for issuance at June 30, 1994. Options for the purchase of 82,939 of such shares were outstanding at June 30, 1994. The exercise price of options outstanding equals fair market value of such shares on the date the options were granted. Options were issued to executive officers and certain other employees of the Company and are exercisable at the rate of 25% per year commencing one year from the date of grant. Such options expire ten years from the date of grant.

    The table below summarizes the activity in the 1993 Stock Option Plan for the year ended June 30, 1994:

                                                                                                  1994
                                                                                                ---------
Granted (prices ranging from $12.13 to $13.00 per share)......................................     88,500
Canceled......................................................................................     (5,561)
                                                                                                ---------
Outstanding at end of period..................................................................     82,939
                                                                                                ---------
                                                                                                ---------
Exercisable at end of period..................................................................     --
                                                                                                ---------
                                                                                                ---------

    At June 30, 1994, the Company had outstanding options to purchase 25,000 shares at $13.63 per share and 40,000 shares at $5.40 per share. Such options were granted to non-employee directors under the 1991 Directors' Stock Option Plan. The exercise price of options outstanding equals fair market value of such shares on the date the options were granted and the options are exercisable at the rate of 20% per year commencing one year from the date of grant. Such options expire ten years from the date of grant. At June 30, 1994, 16,000 of such options were exercisable.

    At June 30, 1994, the Company had outstanding options to purchase 20,000 shares of Class A common stock at $7.50 per share. Such options were granted pursuant to a termination agreement with a former executive officer of the Company and expire in August, 1996.

    The Company has a Long-Term Cash Incentive Plan -- 1990, as amended, for certain executive officers and employees which provided for a cash bonus of approximately $2,036,000 vesting in fiscal 1994 and 1995. During fiscal 1994 the Board of Directors amended the plan providing for a cash bonus of approximately $582,000 and a stock bonus of approximately 176,000 shares of the Company's Class A Common Stock vesting in fiscal 1994 and payable in fiscal 1995. Pursuant to such amendment, an accrual of $1,341,000 for shares to be issued under the amended plan has been credited to Additional paid-in-capital in the accompanying consolidated balance sheet as of June 30, 1994.

                        HALLMARK HEALTHCARE CORPORATION

                    FOR THE THREE YEARS ENDED JUNE 30, 1994

NOTE 8. -- STOCKHOLDERS' EQUITY AND EMPLOYEE STOCK PLANS (CONTINUED)
    During fiscal 1994, the Company adopted the 1993 Long-Term Incentive Plan for certain executive officers and employees which provides for the payment of certain bonuses in cash or a combination of cash and stock in future periods conditional upon the attainment of certain financial goals and continued employment through June 30, 1996. At June 30, 1994, the Company had accrued $1,273,000 under such incentive plan.

NOTE 9. -- INCOME TAXES
    The components of the provision for income taxes follow (in thousands):

                                                                               YEAR ENDED JUNE 30,
                                                                         -------------------------------
                                                                           1992       1993       1994
                                                                         ---------  ---------  ---------
Current: Federal.......................................................  $   2,559  $   2,567  $     193
        State..........................................................        222        391        395
Deferred: Federal......................................................     --         --          1,969
         State.........................................................        480        345        269
                                                                         ---------  ---------  ---------
Provision for income taxes before extraordinary items..................      3,261      3,303      2,826
Extraordinary items:
  Federal and state....................................................         42      1,344      2,170
Credit resulting from utilization of net operating loss
 carryforwards.........................................................     (2,682)    (3,914)    --
                                                                         ---------  ---------  ---------
    Total tax provision................................................  $     621  $     733  $   4,996
                                                                         ---------  ---------  ---------
                                                                         ---------  ---------  ---------

    A reconciliation between the tax provision computed using the Federal statutory rate and the total tax provision follows (in thousands):

                                                                               YEAR ENDED JUNE 30,
                                                                         -------------------------------
                                                                           1992       1993       1994
                                                                         ---------  ---------  ---------
Federal income tax provision at statutory rate.........................  $   2,470  $   2,636  $   2,288
State income taxes, net of federal benefit.............................        515        548        438
Recognition of differences in the book and tax basis of assets.........        245        216     --
Goodwill amortization..................................................         84         85         85
Other..................................................................        (53)      (182)        15
                                                                         ---------  ---------  ---------
Provision for income taxes before extraordinary items..................      3,261      3,303      2,826
Extraordinary items:
  Gain on restructure of debt..........................................         42      1,344      2,170
  Credit from utilization of net operating loss carryforwards..........     (2,682)    (3,914)    --
                                                                         ---------  ---------  ---------
    Total tax provision................................................  $     621  $     733  $   4,996
                                                                         ---------  ---------  ---------
                                                                         ---------  ---------  ---------

    During the fiscal year 1994, the Company adopted SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires a change in accounting for income taxes to an asset and liability approach under which deferred tax assets and liabilities are determined based on the difference between the financial accounting and tax accounting bases of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the currently enacted tax rate expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized. The Company recorded a credit of $805,000 to reflect the cumulative effect of adopting such standard.

                        HALLMARK HEALTHCARE CORPORATION

                    FOR THE THREE YEARS ENDED JUNE 30, 1994

NOTE 9. -- INCOME TAXES (CONTINUED)
    The tax effects of temporary differences and loss carryforwards representing deferred tax assets and liabilities at June 30, 1994 were as follows (in thousands):

DEFERRED TAX ASSETS:
- - -------------------------------------------------------------------------
    Operating loss carryforwards.........................................  $  13,899
    General and professional liability risks.............................      4,168
    Accrued expenses.....................................................      2,521
    Long-term liabilities................................................      2,802
    Other................................................................      2,267
                                                                           ---------
    Total deferred tax assets............................................     25,657
    Valuation allowance..................................................    (11,019)
                                                                           ---------
    Deferred tax assets after valuation allowance........................     14,638
                                                                           ---------

DEFERRED TAX LIABILITIES:
- - -------------------------------------------------------------------------
    Property and depreciation............................................    (13,459)
    Long-term debt and interest..........................................     (6,075)
                                                                           ---------
    Total deferred tax liabilities.......................................    (19,534)
                                                                           ---------
    Net deferred tax liabilities.........................................  $  (4,896)
                                                                           ---------
                                                                           ---------

    The net deferred tax liability is classified as follows in the accompanying June 30, 1994 consolidated balance sheet (in thousands):

    Current assets.....................................................  $   4,757
    Long-term liability................................................     (9,653)
                                                                         ---------
                                                                         $  (4,896)
                                                                         ---------
                                                                         ---------

    At June 30, 1994, the Company had tax NOL carryforwards of approximately $24,000,000 which expire in fiscal years 2002 through 2006. Such NOL carryforwards may be available to offset future taxable income of the Company, if any.

    During 1991, the Company issued 390,298 shares of Class B common stock in exchange for $18,620,000 of bank debt. The Company, based on consultation with outside tax and valuation advisors, believes that the exchange qualified under the stock-for-debt exception to the recognition of income from discharge of indebtedness, which was available to insolvent corporations. There can be no assurance, however, that the Internal Revenue Service will not challenge the Company's position. If any such challenge by the Internal Revenue Service were sustained, the Company's current NOL carryforwards could be reduced by as much as $16,000,000.

    The Internal Revenue Code (the "Code") contains provisions which limit the use of NOL carryforwards following significant changes in ownership of a corporation's stock. A significant change in ownership generally occurs when persons holding 5% or more of the corporation's stock ("5% shareholders") increase their percentage ownership of such stock, in the aggregate, by more than 50% during any three year period. The Company believes that no significant change in ownership has occurred that would limit the Company's use of the NOL carryforwards described above. However, use of such NOL carryforwards could be limited in the future as a result of, among other things, future

                        HALLMARK HEALTHCARE CORPORATION

                    FOR THE THREE YEARS ENDED JUNE 30, 1994

NOTE 9. -- INCOME TAXES (CONTINUED)
purchases of the Company's stock by 5% shareholders or the issuance of additional stock (including the issuance of options under the Company's employee benefit plans). The proposed merger with Community (Note 2), if consummated, would constitute a change of control under the Code.

NOTE 10. -- COMMITMENTS AND CONTINGENCIES

LITIGATION

    The Company is subject to claims and legal actions by patients and others in the ordinary course of business. The Company believes that such claims will not have a material adverse effect on the Company's financial position or results of operations. The Company is self-insured against a portion of its general and professional liability risks. The liability recorded for losses incurred and claims made is based upon individual case estimates for losses reported and upon estimates on the basis of past experience for incurred but not reported losses. The Company has established and funded a trust fund to pay certain of its general and professional liability losses. The balance of such trust fund was $10,573,000 and $9,522,000 at June 30, 1993 and 1994, respectively. Of such amounts, $1,300,000 and $1,350,000 at June  30, 1993 and 1994, respectively,  is classified in the accompanying consolidated balance sheets under the caption "Other current assets" and represents the amount of claims and loss adjustment expenses expected to be paid within the following twelve months. The remaining balance in such trust fund is classified as "Funds held by trustees". Such self-insurance funds have been pledged as collateral for four letters of credit issued by a commercial bank totalling $6,858,000.

OTHER CONTINGENCIES

    The Company has employment agreements with two executive officers which provide for certain payments and benefits, including accelerated vesting of unvested stock options and bonus payments, in the event of a "change in control" of the Company, as defined. Change in control is generally defined as the acquisition of that number of shares of the outstanding stock which would allow such acquiring entity or a concerted group of entities to elect a majority of the Company's Board of Directors. The employment agreements for two executive officers were approved by the Board of Directors in 1989 and subsequently amended in 1994. Pursuant to their terms, the agreements currently are for terms which expire on September 30, 1996. Absent notice within designated periods, such agreements automatically renew for additional one year terms. The maximum contingent liability under the agreements is approximately $2,700,000. The proposed merger with Community (Note 2), if consummated, would constitute a change of control under the employment agreements.

NOTE 11. -- SUPPLEMENTAL INFORMATION TO CONSOLIDATED
           STATEMENTS OF CASH FLOWS
    The  Company  paid $9,796,000,  $10,691,000, and  $7,923,000 in  interest on various obligations in the fiscal years ended June 30, 1992, 1993, and 1994, respectively.

    The Company paid $458,000, $458,000, and $620,000, in income taxes in the fiscal years ended June 30, 1992, 1993, and 1994, respectively.

                        HALLMARK HEALTHCARE CORPORATION

                    FOR THE THREE YEARS ENDED JUNE 30, 1994

NOTE 12. -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                           FISCAL 1994 QUARTERS ENDED
                                                                ------------------------------------------------
                                                                SEPTEMBER 30  DECEMBER 31   MARCH 31    JUNE 30
                                                                ------------  ------------  ---------  ---------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total revenues................................................   $   47,328    $   47,936   $  48,805  $  47,475
Income before income taxes, extraordinary items and cumulative
 effect of accounting change..................................        2,168         1,100       2,649        811
Income before extraordinary items and cumulative effect of
 accounting change............................................        1,257           638       1,536        471
Extraordinary gain on restructure of debt, net of income tax
 effect of $2,170.............................................       --            19,784      --         --
Cumulative effect of accounting change........................          805        --          --         --
                                                                ------------  ------------  ---------  ---------
    Net income................................................   $    2,062    $   20,422   $   1,536  $     471
                                                                ------------  ------------  ---------  ---------
                                                                ------------  ------------  ---------  ---------
Net income per common and common equivalent share (1)
Income before extraordinary items and cumulative effect of
 accounting change............................................  $      0.34   $      0.17   $    0.42  $    0.13
Extraordinary gain on restructure of debt, net of income tax
 effect.......................................................      --               5.26      --         --
Cumulative effect of accounting change........................         0.21       --           --         --
                                                                ------------  ------------  ---------  ---------
    Net income per common and common equivalent share.........  $      0.55   $      5.43   $    0.42  $    0.13
                                                                ------------  ------------  ---------  ---------
                                                                ------------  ------------  ---------  ---------
Weighted average common and common equivalent shares
 outstanding..................................................        3,728         3,760       3,676      3,684
                                                                ------------  ------------  ---------  ---------
                                                                ------------  ------------  ---------  ---------

- - ------------------------
(1) The sum of per share amounts does not equal the annual per share amount due to quarterly fluctuations in weighted average common and common equivalent shares outstanding.

    During the quarters ended September 30, 1993, December 31, 1993, March 31, 1994, and June 30, 1994, the Company recognized credits of $65,000, $347,000, $549,000, and $1,347,000, respectively, from reductions to contractual reserves primarily as a result of estimate changes and favorable settlements of prior year cost reports with program intermediaries. Such amounts are reflected in the accompanying consolidated statements of income as adjustments to net patient service revenues.

                        HALLMARK HEALTHCARE CORPORATION

                    FOR THE THREE YEARS ENDED JUNE 30, 1994

NOTE 12. -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)
    During the third quarter of fiscal 1994, the Company recognized a credit of $1,323,000 due to a reduction in the Company's general and professional liability reserves based on updated estimates of the Company's expected general and professional liability losses.

                                                                           FISCAL 1993 QUARTERS ENDED
                                                                ------------------------------------------------
                                                                SEPTEMBER 30  DECEMBER 31   MARCH 31    JUNE 30
                                                                ------------  ------------  ---------  ---------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total revenues................................................   $   41,581    $   43,572   $  47,216  $  46,868
Income before income taxes and extraordinary
 items........................................................          544         1,159       3,826      2,224
Income before extraordinary items.............................          211           573       2,341      1,325
Extraordinary items:
  Gain on restructure of debt, net of income tax effect of
   $253, $549 and $542, respectively..........................       --               490       1,066        461
  Credit resulting from utilization of net operating loss
   carryforward...............................................          243           646       1,826      1,199
                                                                ------------  ------------  ---------  ---------
    Net income................................................   $      454    $    1,709   $   5,233  $   2,985
                                                                ------------  ------------  ---------  ---------
                                                                ------------  ------------  ---------  ---------
Net income per common and common equivalent share (1)
Income before extraordinary items.............................  $       .07   $       .17   $     .70  $     .38
Extraordinary items:
  Gain on restructure of debt, net of income tax effect.......      --                .15         .32        .13
  Credit resulting from utilization of net operating loss
   carryforward...............................................          .07           .19         .54        .35
                                                                ------------  ------------  ---------  ---------
    Net income per common and common equivalent share.........  $       .14   $       .51   $    1.56  $     .86
                                                                ------------  ------------  ---------  ---------
                                                                ------------  ------------  ---------  ---------
Weighted average common and common equivalent shares
 outstanding..................................................        3,343         3,346       3,350      3,453
                                                                ------------  ------------  ---------  ---------
                                                                ------------  ------------  ---------  ---------

- - ------------------------
(1) The sum of per share amounts does not equal the annual per share amount due to quarterly fluctuations in weighted average common and common equivalent shares outstanding.

    During the quarters ended September 30, 1992, December 31, 1992, March 31, 1993, and June 30, 1993, the Company recognized credits (charges) of $458,000, $499,000, $1,135,000, and ($13,000), respectively, from reductions to (increases
in) contractual reserves primarily as a result of estimate changes and favorable settlements of prior year cost reports with program intermediaries. Such amounts are reflected in the accompanying consolidated statements of income as adjustments to net patient service revenues.

    During the third quarter of fiscal 1993, the Company recognized a credit of $1,266,000 due to a reduction in the Company's general and professional liability reserves based on updated estimates of the Company's expected general and professional liability losses.

                                                                      SCHEDULE V

                        HALLMARK HEALTHCARE CORPORATION
                         PROPERTY, PLANT AND EQUIPMENT
                         JUNE 30, 1992, 1993, AND 1994
                             (DOLLARS IN THOUSANDS)

                                                      BALANCE                                             BALANCE
                                                     JUNE 30,     ADDITIONS                   OTHER      JUNE 30,
                                                       1991        AT COST    RETIREMENTS  CHANGES(1)      1992
                                                    -----------  -----------  -----------  -----------  -----------
Land and improvements.............................  $     7,828   $      24    $      15    $      85   $     7,922
Buildings and improvements........................      104,135         894          171          288       105,146
Equipment.........................................       51,078       4,648          426          166        55,466
Construction in progress..........................          568       1,763       --             (539)        1,792
                                                    -----------  -----------  -----------  -----------  -----------
                                                    $   163,609   $   7,329    $     612    $  --       $   170,326
                                                    -----------  -----------  -----------  -----------  -----------
                                                    -----------  -----------  -----------  -----------  -----------

                                                      BALANCE                                             BALANCE
                                                     JUNE 30,     ADDITIONS                   OTHER      JUNE 30,
                                                       1992        AT COST    RETIREMENTS  CHANGES(1)      1993
                                                    -----------  -----------  -----------  -----------  -----------
Land and improvements.............................  $     7,922   $      21    $     666    $  --       $     7,277
Buildings and improvements........................      105,146         515        8,460        1,686        98,887
Equipment.........................................       55,466       2,561        5,434          703        53,296
Construction in progress..........................        1,792       3,314          490       (2,389)        2,227
                                                    -----------  -----------  -----------  -----------  -----------
                                                    $   170,326   $   6,411    $  15,050    $  --       $   161,687
                                                    -----------  -----------  -----------  -----------  -----------
                                                    -----------  -----------  -----------  -----------  -----------

                                                      BALANCE                                             BALANCE
                                                     JUNE 30,     ADDITIONS                   OTHER      JUNE 30,
                                                       1993        AT COST    RETIREMENTS  CHANGES(1)      1994
                                                    -----------  -----------  -----------  -----------  -----------
Land and improvements.............................  $     7,277   $     231    $  --        $      47   $     7,555
Buildings and improvements........................       98,887         380            2        2,533       101,798
Equipment.........................................       53,296       2,538          152          520        56,202
Construction in progress..........................        2,227       1,560       --           (3,100)          687
                                                    -----------  -----------  -----------  -----------  -----------
                                                    $   161,687   $   4,709    $     154    $  --       $   166,242
                                                    -----------  -----------  -----------  -----------  -----------
                                                    -----------  -----------  -----------  -----------  -----------

- - ------------------------
(1) Other changes represent transfers during the year between construction in progress and other property, plant and equipment categories.

                                                                     SCHEDULE VI

                        HALLMARK HEALTHCARE CORPORATION
            ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION OF
                         PROPERTY, PLANT AND EQUIPMENT
                         JUNE 30, 1992, 1993, AND 1994
                             (DOLLARS IN THOUSANDS)

                                                                     ADDITIONS
                                                          BALANCE   CHARGED TO                              BALANCE
                                                         JUNE 30,    COSTS AND                   OTHER     JUNE 30,
                                                           1991      EXPENSES    RETIREMENTS    CHANGES      1992
                                                         ---------  -----------  -----------  -----------  ---------
Land improvements......................................  $   1,009   $     212    $  --        $  --       $   1,221
Buildings and improvements.............................     24,549       3,375          118           (8)     27,798
Equipment..............................................     20,403       5,429          253            8      25,587
                                                         ---------  -----------  -----------  -----------  ---------
                                                         $  45,961   $   9,016    $     371    $  --       $  54,606
                                                         ---------  -----------  -----------  -----------  ---------
                                                         ---------  -----------  -----------  -----------  ---------

                                                                     ADDITIONS
                                                          BALANCE   CHARGED TO                              BALANCE
                                                         JUNE 30,    COSTS AND                   OTHER     JUNE 30,
                                                           1992      EXPENSES    RETIREMENTS    CHANGES      1993
                                                         ---------  -----------  -----------  -----------  ---------
Land improvements......................................  $   1,221   $     302    $     140    $  --       $   1,383
Buildings and improvements.............................     27,798       3,131        6,692       --          24,237
Equipment..............................................     25,587       5,053        2,808       --          27,832
                                                         ---------  -----------  -----------  -----------  ---------
                                                         $  54,606   $   8,486    $   9,640    $  --       $  53,452
                                                         ---------  -----------  -----------  -----------  ---------
                                                         ---------  -----------  -----------  -----------  ---------

                                                                     ADDITIONS
                                                          BALANCE   CHARGED TO                              BALANCE
                                                         JUNE 30,    COSTS AND                   OTHER     JUNE 30,
                                                           1993      EXPENSES    RETIREMENTS    CHANGES      1994
                                                         ---------  -----------  -----------  -----------  ---------
Land improvements......................................  $   1,383   $     264    $  --        $  --       $   1,647
Buildings and improvements.............................     24,237       2,768            8       --          26,997
Equipment..............................................     27,832       5,821           75       --          33,578
                                                         ---------  -----------  -----------  -----------  ---------
                                                         $  53,452   $   8,853    $      83    $  --       $  62,222
                                                         ---------  -----------  -----------  -----------  ---------
                                                         ---------  -----------  -----------  -----------  ---------

                                                                   SCHEDULE VIII

                        HALLMARK HEALTHCARE CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                         JUNE 30, 1992, 1993, AND 1994
                             (DOLLARS IN THOUSANDS)

                                                              ADDITIONS
                                                   BALANCE   CHARGED TO     DEDUCTIONS                    BALANCE
                                                  JUNE 30,    COSTS AND     CHARGED TO     DEDUCTIONS    JUNE 30,
                                                    1991      EXPENSES    OTHER ACCOUNTS       (1)         1992
                                                  ---------  -----------  --------------  -------------  ---------
Allowance for doubtful accounts.................  $   4,495   $  11,775    $    --          $  12,163    $   4,107
                                                  ---------  -----------  --------------  -------------  ---------
                                                  ---------  -----------  --------------  -------------  ---------

                                                              ADDITIONS
                                                   BALANCE   CHARGED TO     DEDUCTIONS                    BALANCE
                                                  JUNE 30,    COSTS AND     CHARGED TO     DEDUCTIONS    JUNE 30,
                                                    1992      EXPENSES    OTHER ACCOUNTS       (1)         1993
                                                  ---------  -----------  --------------  -------------  ---------
Allowance for doubtful accounts.................  $   4,107   $  10,796    $    --          $  10,768    $   4,135
                                                  ---------  -----------  --------------  -------------  ---------
                                                  ---------  -----------  --------------  -------------  ---------

                                                              ADDITIONS
                                                   BALANCE   CHARGED TO     DEDUCTIONS                    BALANCE
                                                  JUNE 30,    COSTS AND     CHARGED TO     DEDUCTIONS    JUNE 30,
                                                    1993      EXPENSES    OTHER ACCOUNTS       (1)         1994
                                                  ---------  -----------  --------------  -------------  ---------
Allowance for doubtful accounts.................  $   4,135   $  12,713    $    --          $  12,765    $   4,083
                                                  ---------  -----------  --------------  -------------  ---------
                                                  ---------  -----------  --------------  -------------  ---------

- - ------------------------

(1)  To write off uncollectible amounts.