Form 10-Q
period 1994-09-30
HALLMARK HEALTHCARE CORP
filed 1994-11-14
CIK 765052

- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-Q

(MARK ONE)
    /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

    / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
             ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
              ________________________ TO ________________________

                         COMMISSION FILE NUMBER 0-13991

                              -------------------

                        HALLMARK HEALTHCARE CORPORATION

             (Exact name of registrant as specified in its charter)

              DELAWARE                           63-0817574
  (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)            Identification No.)

   3707 FM 1960 WEST, SUITE 500,
           HOUSTON, TEXAS                           77068
  (Address of principal executive
              offices)                           (Zip code)

                                 (713)537-5230
              (Registrant's telephone number, including area code)
 The registrant's former address was 300 Galleria Parkway, Suite 650, Atlanta,
                                 Georgia 30339
   (Former name, former address and former fiscal year, if changed since last report)

                              -------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes_X_ No____

 The number of shares of the Registrant's Common Stock outstanding at November
                                   11, 1994:

                Class A common stock, $0.05 par value -- 10,000

- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                          PAGE NO.
                                                                                                          ---------
Part I -- Financial Information
  Item 1.  Financial Statements:
    Condensed Consolidated Balance Sheets at September 30, 1994 and June 30, 1994.......................          3
    Condensed Consolidated Statements of Operations for the three months ended September 30, 1994 and
     1993...............................................................................................          4
    Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 1994 and
     1993...............................................................................................          5
    Notes to Condensed Consolidated Financial Statements................................................          6
  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........          9

Part II -- Other Information
  Item 3.  Defaults Upon Senior Securities..............................................................         12
  Item 4.  Submission of Matters to a Vote of Security Holders..........................................         12
  Item 6.  Exhibits and Reports on Form 8-K.............................................................         12

Signatures

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          HALLMARK HEALTHCARE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                                              JUNE 30,
                                                                                                                1994
                                                                                              SEPTEMBER 30,  -----------
                                                                                                  1994
                                                                                              -------------
                                                                                               (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................................................   $    21,996   $    18,082
  Marketable securities, at cost which approximates market..................................         1,363         1,675
  Patient accounts receivable, less allowance for doubtful accounts of $3,786 and $4,083 at
   September 30, 1994 and June 30, 1994, respectively.......................................        21,409        20,396
  Inventories...............................................................................         4,206         4,212
  Other current assets......................................................................         6,061         5,875
  Deferred tax asset........................................................................         4,138         4,757
                                                                                              -------------  -----------
    Total current assets....................................................................        59,173        54,997
                                                                                              -------------  -----------
Property and equipment:
  Land and improvements.....................................................................         7,600         7,555
  Buildings and improvements................................................................       101,867       101,798
  Equipment.................................................................................        56,750        56,202
  Construction in progress..................................................................         1,147           687
                                                                                              -------------  -----------
                                                                                                   167,364       166,242
  Less: accumulated depreciation and amortization...........................................       (64,449)      (62,222)
                                                                                              -------------  -----------
                                                                                                   102,915       104,020
Other assets................................................................................        13,283        14,003
                                                                                              -------------  -----------
                                                                                               $   175,371   $   173,020
                                                                                              -------------  -----------
                                                                                              -------------  -----------
                                           LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................................................   $     9,374   $     9,634
  Accrued payroll, vacation and related taxes...............................................         4,125         3,651
  Other accrued liabilities.................................................................        12,347        11,924
  Current maturities of long-term debt and capital lease obligations........................           139           247
                                                                                              -------------  -----------
    Total current liabilities...............................................................        25,985        25,456
Long-term debt and capital lease obligations................................................        87,561        87,574
Other long-term liabilities.................................................................        17,785        17,448
Deferred income taxes.......................................................................         9,653         9,653
Commitments and contingencies
Redeemable preferred stock..................................................................         1,390         1,303
Common stockholders' equity:
  Common stock
    Class A, $0.05 par value, authorized 25,000,000 shares; issued and outstanding 3,308,582
     and 2,982,482 shares at September 30, 1994 and June 30, 1994, respectively.............           165           149
    Class B, $0.05 par value, authorized 2,500,000 shares; issued and outstanding 38,299 and
     64,102 shares at September 30, 1994 and June 30, 1994, respectively....................             2             3
    Additional paid-in capital..............................................................        54,785        54,469
    Accumulated deficit.....................................................................       (21,955)      (23,035)
                                                                                              -------------  -----------
    Total common stockholders' equity.......................................................        32,997        31,586
                                                                                              -------------  -----------
                                                                                               $   175,371   $   173,020
                                                                                              -------------  -----------
                                                                                              -------------  -----------

                             See accompanying notes

                        HALLMARK HEALTHCARE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                            THREE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                           --------------------
                                                                                             1994       1993
                                                                                           ---------  ---------
Net patient service revenues.............................................................  $  45,402  $  45,290
Other revenues...........................................................................      2,183      2,038
                                                                                           ---------  ---------
      Total Revenues.....................................................................     47,585     47,328
Expenses:
  Salaries and benefits..................................................................     20,037     20,298
  Supplies...............................................................................      5,783      5,764
  Provision for bad debts................................................................      2,843      3,191
  Other operating expenses...............................................................     12,146     12,671
  Interest...............................................................................      2,521        837
  Depreciation and amortization..........................................................      2,393      2,399
                                                                                           ---------  ---------
      Total Expenses.....................................................................     45,723     45,160
                                                                                           ---------  ---------
  Income before income taxes and cumulative effect of accounting change..................      1,862      2,168
  Provision for income taxes.............................................................        782        911
                                                                                           ---------  ---------
  Income before cumulative effect of accounting change...................................      1,080(a)     1,257(b)
  Cumulative effect of accounting change.................................................     --            805
                                                                                           ---------  ---------
  Net Income.............................................................................      1,080      2,062
  Accretion of preferred stock redemption requirement....................................        123        100
                                                                                           ---------  ---------
  Net income applicable to common stock..................................................  $     957  $   1,962
                                                                                           ---------  ---------
                                                                                           ---------  ---------
Weighted average common and common equivalent shares outstanding.........................      3,764      3,728
                                                                                           ---------  ---------
                                                                                           ---------  ---------
Net income per common and common equivalent share:
  Income before cumulative effect of accounting change...................................  $    0.29(a) $    0.34(b)
  Cumulative effect of accounting change.................................................     --           0.21
                                                                                           ---------  ---------
Net income per common and common equivalent share........................................  $    0.29  $    0.55
                                                                                           ---------  ---------
                                                                                           ---------  ---------

- - - ------------------------
(a) Included in 1994 operating results is an estimated $430,000 ($0.12 per share) in merger related savings.

(b) Included in 1993 operating results is a $801,000 ($0.21 per share) deferred debt restructuring credit, which had the effect of reducing reported interest expense by $1,381,000 before taxes. No similar reduction of interest expense occurred in 1994.

                             See accompanying notes

                        HALLMARK HEALTHCARE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                            THREE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                           --------------------
                                                                                             1994       1993
                                                                                           ---------  ---------
Cash flows from operating activities:
  Net income.............................................................................  $   1,080  $   2,062
  Adjustments to reconcile net income to net cash provided by operating activities:
    Cumulative effect of accounting change...............................................     --           (805)
    Depreciation and amortization........................................................      2,393      2,399
    Amortization of deferred debt restructuring credits..................................     --         (1,381)
    Change in allowance for doubtful accounts............................................       (297)        59
    Change in assets and liabilities net of effects of healthcare facilities sold:
      Patient accounts receivable........................................................       (715)        72
      Other assets.......................................................................      1,076      1,034
      Accounts payable...................................................................       (260)      (978)
      Other liabilities..................................................................      1,569        570
                                                                                           ---------  ---------
      Net cash provided by operating activities..........................................      4,846      3,032
                                                                                           ---------  ---------
Cash flows used in investing activities:
  Purchase of property & equipment, net..................................................     (1,122)    (1,857)
  Maturity of marketable securities......................................................        312     --
                                                                                           ---------  ---------
  Net cash used in investing activities..................................................       (810)    (1,857)
                                                                                           ---------  ---------
Cash flows used in financing activities:
  Principal payments on long-term debt and capital lease obligations.....................       (122)    (2,563)
                                                                                           ---------  ---------
  Net cash used in financing activities..................................................       (122)    (2,563)
                                                                                           ---------  ---------
Increase (decrease) in cash and cash equivalents.........................................      3,914     (1,388)
Cash and cash equivalents at beginning of period.........................................     18,082      4,899
                                                                                           ---------  ---------
Cash and cash equivalents at end of period...............................................  $  21,996  $   3,511
                                                                                           ---------  ---------
                                                                                           ---------  ---------

                             See accompanying notes

                        HALLMARK HEALTHCARE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION
    The unaudited condensed consolidated financial statements presented herein, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results of operations and financial position for the interim periods covered by this report. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year's presentation. The results of operations for the interim periods are not necessarily indicative of the results expected for the year.

    These financial statements should be read in conjunction with the audited consolidated financial statements of Hallmark Healthcare Corporation (the "Company" or "Hallmark") for the year ended June 30, 1994, included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

NOTE 2 -- SUBSEQUENT EVENTS
    On October 5, 1994, the Company was acquired by Community Health Systems, Inc. ("Community") through the merger of Community Acquisition Corp., a wholly-owned subsidiary of Community, with and into the Company (the "Merger"). Under the terms of the Merger, each share of the Company's common stock and redeemable preferred stock was converted into the right to receive 0.97 and 5.4 shares of Community's common stock, respectively. After the Merger, 10,000 shares of Hallmark common stock remained outstanding and were owned by Community. The Merger will be accounted for by Community as a pooling-of-interests.

    As a result of the Merger, the Company gave notice of a change of control and right to require a tender offer to purchase for cash, all or any portion of its $80 million principal amount of 10 5/8% Senior Subordinated Notes due 2003 (the "Notes") at 101% of the principal amount thereof, plus accrued and unpaid interest thereon, pursuant to the indenture related thereto. As of November 10, 1994, the expiration date of the tender offer, the Company had received Notes in the aggregate principal amount of $76,127,000 for purchase from holders thereof. The purchase of tendered Notes will be made on November 15, 1994 and will be funded through the use of existing cash balances and intercompany loans from Community. The Company will record an extraordinary loss of $2.3 million in the quarter ended December 31, 1994, consisting of $600,000 in payments of premium and tender offer costs, and $1.7 million for the write-off of deferred loan costs both net of related tax benefits.

NOTE 3 -- LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
    Long-term debt and capital lease obligations consisted of the following (in thousands):

                                                                                         SEPTEMBER 30,  JUNE 30,
                                                                                             1994         1994
                                                                                         -------------  ---------
10 5/8% Senior Subordinated Notes due November 15, 2003................................   $    80,000   $  80,000
Capital lease obligations and other indebtedness.......................................         7,700       7,821
                                                                                         -------------  ---------
Less current portion...................................................................          (139)       (247)
                                                                                         -------------  ---------
Long-term debt and capital lease obligations...........................................   $    87,561   $  87,574
                                                                                         -------------  ---------
                                                                                         -------------  ---------

    The indenture for the Senior Subordinated Notes contains certain covenants which limit or restrict, among other items, (i) additional indebtedness, including subordinated debt; (ii) liens; (iii) issuance of preferred stock by the Company's subsidiaries; (iv) transactions with affiliates; (v) restricted payments, including, but not limited to, cash dividends on the Company's equity securities; (vi) investments and loans; (vii) application of the proceeds of certain asset sales; and (viii) mergers, consolidations and the transfer of substantially all of the assets of the Company to another person, all as defined in the indenture. The Company was in compliance with these covenants at September 30, 1994. The indenture also contains a provision that in the event of a change of control, as defined, the Company shall make an offer to purchase the notes at a purchase price equal to 101% of the principal amount thereof, plus accrued interest through the date of purchase. The merger with Community constituted a change of control under the indenture and a tender offer to purchase the Notes has been completed. As of November 10, 1994, the expiration date for the tender offer, the Company had received Notes in the aggregate principal amount of $76,127,000 for purchase from the holders thereof. The Company will record an extraordinary loss of $2.3 million in the quarter ended December 31, 1994, consisting of $600,000 in payments of premium and tender offer costs, and $1.7 million for the write-off of deferred loan costs both net of related tax benefits.

    During fiscal 1994, the Company entered into a credit agreement with a financial institution pursuant to which the Company may borrow up to $15,000,000 under a working capital facility and up to $10,000,000 under an acquisition facility. Certain conditions must be satisfied prior to the Company borrowing under the credit agreement, some of which had not been satisfied at September 30, 1994. These new credit facilities were terminated in connection with the Merger.

    At September 30, 1994, the Company had four outstanding letters of credit totalling $6,858,000 which were issued by a commercial bank and are used to satisfy certain security requirements of the Company's workers' compensation insurance carrier and a lease agreement related to one of the Company's hospitals. To date, there have been no drawings under these letters of credit.

NOTE 4 -- INCOME TAXES
    At September 30, 1994, the Company had tax NOL carryforwards of approximately $22,000,000 which expire in fiscal years 2002 through 2006. Such NOL carryforwards may be available to offset future taxable income of the Company, if any. The Internal Revenue Code (the "Code") contains provisions which limit the use of NOL carryforwards following significant changes in ownership of a corporation's stock. The merger with Community constituted a change of control under the Code.

    During the first fiscal quarter of 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 requires a change in accounting for income taxes to an asset and liability approach under which deferred tax assets and liabilities are determined based on the difference between the financial accounting and tax accounting bases of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the currently enacted tax rate expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized. The Company recorded a credit of $805,000 to reflect the cumulative effect of adopting such standard in the quarter ended September 30, 1993.

    In May 1991, the Company issued 390,298 shares of Class B common stock in exchange for $18,620,000 of bank debt. The Company, based on consultation with outside tax and valuation advisors, believes that the exchange qualified under the stock-for-debt exception to the recognition of income from discharge of indebtedness which is available to an insolvent corporation. Although the Company's position has not been challenged, in the event the Internal Revenue Service challenges the Company's position successfully, the Company's current NOL carryforwards could be reduced by as much as $16,000,000.

NOTE 5 -- STOCKHOLDERS' EQUITY
    During the quarter ended September 30, 1993, the Board of Directors amended the Company's Long-Term Cash Incentive Plan, providing for cash payments of approximately $578,000 and the issuance of approximately 175,000 shares of the Company's Class A common stock in August 1994. Pursuant to such amendment, benefits accrued under the plan were distributed on August 15, 1994 resulting in the aforesaid distributions.

    The Class B stock issued in May 1991, is non-voting and is convertible into Class A common stock upon its sale or disposition. During the quarter ended September 30, 1994, 25,803 shares of Class B common stock were converted into a like number of Class A common shares.

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

    LITIGATION

    The Company is subject to claims and legal actions by patients and others in the ordinary course of business. The Company believes that such claims will not have a material adverse effect on the Company's financial position or results of operations. The Company is self-insured against a portion of its general and professional liability risks. The liability recorded for losses incurred and claims made is based upon individual case estimates for losses reported and upon estimates on the basis of past experience for incurred but not reported claims. The Company has established and funded a trust fund to pay certain of its general and professional liability losses. The balance of such trust fund was $9,019,000 and $9,522,000 at September 30, 1994 and June 30, 1994, respectively.
Of such amounts, $1,571,000 and $1,350,000 at September 30, 1994 and June 30, 1994, respectively, is classified in the accompanying condensed consolidated balance sheets under the caption "Other current assets" and represents the amount of claims and loss adjustment expenses expected to be paid within the following twelve months. The remaining balance in such trust fund is classified under the caption "Other assets". Such self insurance trust has been pledged as collateral for four letters of credit issued by a commercial bank totalling $6,858,000.

    OTHER CONTINGENCIES

    The Company has employment agreements with its two executive officers which provide for certain payments and benefits, including accelerated vesting of unvested stock options and bonus payments, in the event of a "change in control" of the Company, as defined. The Merger constituted a change in control under the employment agreements. Accordingly, on October 5, 1994, upon consummation of the Merger, Messrs. McAfee and Thornton were paid all benefits due them and vested in all options due them under their respective employment agreements. Such payments totalled approximately $3.8 million, which amount will be included in merger costs recorded in the period incurred.

NOTE 7 -- EARNINGS PER SHARE
    The following table summarizes the number of common and common equivalent shares used in computing net income per share at September 30, 1994 and 1993.

                                                                                              QUARTER ENDED
                                                                                              SEPTEMBER 30,
                                                                                         ------------------------
                                                                                            1994         1993
                                                                                         -----------  -----------
Weighted average Class A common stock outstanding......................................    3,137,075    2,907,373
Class B common stock outstanding (convertible to Class A common stock).................       38,299       76,880
Common stock equivalents:
  Effect of the assumed conversion of the 25% Preferred shares (5 shares of common for
   1 share of preferred)...............................................................      159,850      194,450
  Options and other....................................................................      429,052      549,545
                                                                                         -----------  -----------
Shares used in computing net income per share..........................................    3,764,276    3,728,248
                                                                                         -----------  -----------
                                                                                         -----------  -----------

NOTE 8 -- SUPPLEMENTAL INFORMATION TO CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    The Company paid approximately $278,000 in interest on various obligations in the three months ended September 30, 1994, compared to approximately $1,973,000 for the comparable period a year earlier. The decrease in cash paid for interest in the quarter ended September 30, 1994 is due to the semi-annual interest payment terms of the Notes.

    The Company paid approximately $153,000 in federal and state income taxes in the three months ended September 30, 1994, compared to approximately $126,000 for the comparable period a year earlier.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HALLMARK HEALTHCARE CORPORATION
SEPTEMBER 30, 1994

RESULTS OF OPERATIONS

    The following table summarizes, for the periods indicated, changes in selected operating items. The discussion that follows should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes thereto.

                                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                                          ---------------------------------------------
                                                                          AS A PERCENTAGE OF TOTAL
                                                                                  REVENUES          PERCENTAGE INCREASE
                                                                          ------------------------    (DECREASE) IN $
                                                                             1994         1993        FROM PRIOR YEAR
                                                                          -----------  -----------  -------------------
Total Revenues..........................................................      100.0%       100.0%             0.5%
Operating costs:
  Salaries and benefits.................................................       42.1%        42.9%            (1.3)%
  Supplies and other operating expenses.................................       37.7%        39.0%            (2.7)%
  Provision for bad debts...............................................        6.0%         6.7%           (10.9)%
                                                                            -----        -----
    Total operating costs...............................................       85.8%        88.6%            (2.7)%
                                                                            -----        -----
Operating margin........................................................       14.2%        11.4%            25.4%
Capital costs:
  Interest..............................................................        5.3%         1.8%           201.2%
  Depreciation and amortization.........................................        5.0%         5.0%            (0.3)%
                                                                            -----        -----
    Total capital costs.................................................       10.3%         6.8%            51.9%
Income before income taxes and cumulative effect of accounting change...        3.9%         4.6%           (14.1)%
Provision for income taxes..............................................        1.6%         1.9%           (14.2)%
                                                                            -----        -----
Income before cumulative effect of accounting change....................        2.3%         2.7%           (14.1)%
                                                                            -----        -----
                                                                            -----        -----

    The following table sets forth certain operating data for the Company for the periods indicated:

                                                                                              QUARTER ENDED
                                                                                              SEPTEMBER 30,
                                                                                           --------------------
                                                                                             1994       1993
                                                                                           ---------  ---------
                                                                                               (DOLLARS IN
                                                                                                THOUSANDS)
Hospitals at end of period...............................................................         17         17
Licensed beds at end of period...........................................................      1,428      1,428
Average beds in service..................................................................      1,228      1,228
Net patient service revenues:
  Inpatient..............................................................................  $  30,693  $  31,496
  Outpatient.............................................................................     14,709     13,794
                                                                                           ---------  ---------
      Total net patient service revenues.................................................  $  45,402  $  45,290
Patient days.............................................................................     39,723     39,432
Occupancy rate (1).......................................................................      35.2%      34.9%
Equivalent patient days (2)..............................................................     58,341     57,266

- - - ------------------------
(1)  Based on average beds in service.

(2)  Represents inpatient days adjusted to reflect outpatient utilization.

    Net patient service revenues increased from $45,290,000 in the quarter ended September 30, 1993 to $45,402,000 in the quarter ended September 30, 1994, an increase of $112,000, or 0.2%, primarily due to a 4.0% increase in admissions from 6,983 to 7,265 and a 0.7% increase in patient days from 39,432 to 39,723. Net patient service revenue per patient day declined from $1,149 to $1,143 for the quarter ended September 30, 1994 compared to the same period a year earlier. The decrease in revenue per patient day was due in part to a decrease in acute care patient days which was partially offset by an increase in psychiatric patient days.

    Salaries and benefits expense for the quarter ended September 30, 1994 decreased $261,000, or 1.3%, over the quarter ended September 30, 1993. The decrease was primarily due to a decrease in the Company's provision for incentive plans at the corporate level.

    Interest expense increased $1,684,000 to $2,521,000 in the quarter ended September 30, 1994. Such increase was primarily due to the Company's refinancing of its bank debt and subordinated debt in November 1993. Prior to the refinancing, interest expense on the Company's debt was significantly reduced by amortization of deferred debt restructuring credits. As a result of the refinancing, the deferred debt restructuring credits were eliminated and from the date of the refinancing forward, interest expense was fully recognized at the effective interest rates of the Company's debt. Interest expense was reduced by amortization of deferred debt restructuring credits of $1,381,000 in the quarter ended September 30, 1993. Interest expense was $2,521,000 in the quarter ended September 30, 1994, compared with $2,218,000 (excluding amortization of deferred debt restructuring credits) in the comparable period a year earlier.

    Provision for bad debts decreased $348,000 to $2,843,000 for the quarter ended September 30, 1994, primarily due to a decrease in patient service revenues attributable to self-pay patients. Provision for bad debts as a percentage of net patient service revenues was 6.3% in the quarter ended September 30, 1994, down from 7.0% in the comparable period a year earlier.

    Other operating expenses decreased $525,000 to $12,146,000 for the quarter ended September 30, 1994. The decrease was primarily the result of decreased professional fees at the corporate level and elimination of provider taxes at two of the Company's operating facilities.

    The Company reported net income of $1,080,000, or $0.29 per share, for the quarter ended September 30, 1994, compared to net income of $2,062,000, or $0.55 per share, in the quarter ended September 30, 1993. Included in 1994 operating results is an estimated $430,000 ($0.12 per share) in merger related savings. Included in 1993 operating results is an $801,000 ($0.21 per share) deferred debt restructuring credit which had the effect of reducing reported interest expense by $1,381,000 before taxes. No similar reduction of interest expense occurred in 1994. Net income for the quarter ended September 30, 1993 also included a credit of $805,000, or $.21 per share, related to the cumulative effect of adoption of Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes".

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1994, the Company had working capital of $33,188,000, compared with $29,541,000 at June 30, 1994. Cash and marketable securities were $23,359,000 as of September 30, 1994, compared with $19,757,000 at June 30,
1994. The increases in both items were primarily the result of increased operating income and decreased debt service requirements in the three months ended September 30, 1994, compared with the year earlier period.

    During fiscal 1994, the Company entered into a credit agreement with a financial institution pursuant to which the Company may borrow up to $15,000,000 under a working capital facility and up to $10,000,000 under an acquisition facility. Certain conditions must be satisfied prior to the Company borrowing under the credit agreement, some of which had not been satisfied at September 30, 1994. These new credit facilities were terminated in connection with the Merger.

    The Company anticipates that existing cash balances, as well as internally generated funds, will be sufficient to finance capital expenditures and working capital requirements through fiscal 1995.

During the quarter ended September 30, 1994, the Company expended $1,122,000 for
capital  expenditures.  Capital  expenditures   during  the  quarter   consisted
primarily of equipment purchases at various facilities.

    During the quarter ended September 30, 1994, cash provided by operations increased $1,814,000, compared to the same period a year earlier, primarily due to increased operating income (excluding interest and depreciation) and decreased interest paid during the period as a result of the semi-annual interest payment terms of the Notes.

    Pursuant to the terms of the indenture relating to the Company's 10 5/8% Senior Subordinated Notes, the Company gave notice of the change of control effected by the Merger and right to require purchase, and offer to purchase for cash, all or any portion of the Notes at 101% of the principal amount thereof, plus all accrued and unpaid interest thereon, to the holders of the Notes. As of November 10, 1994, the expiration date of the tender offer, the Company had received Notes in the aggregate principal amount of $76,127,000 for purchase from holders thereof. The purchase of tendered Notes will be funded through the use of existing cash balances and intercompany loans from Community.

REGULATORY MATTERS

    Healthcare reform legislation has been proposed at both federal and state levels. The Company cannot predict the effect that such reforms may have on its business and there can be no assurance that any such reforms will not have a material adverse effect on the Company's revenues and earnings.

                          PART II -- OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a) Not applicable.

(b) The Company has outstanding 31,970 shares of 25% Preferred stock. Each 25% Preferred share is entitled to annual dividends equal to 25% of net income, as defined, if any, subject to a maximum annual payment of 10% of liquidation preference, when and if declared by the Board of Directors of the Company out of funds legally available for such dividends. Such dividends are cumulative and subject to certain maximums, limits and other conditions. No dividends on the 25% Preferred stock have been declared by the Company's Board of Directors and at September 30, 1994, approximately $679,000 in unpaid dividends had accumulated. Pursuant to the terms of the Merger, each share of 25% Preferred stock was converted into the right to receive 5.4 shares of Community's common stock and all dividends were extinguished.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On October 5, 1994, the Company held a Special Meeting of Stockholders to consider and act upon a proposal to approve and adopt an Amended and Restated Agreement and Plan of Merger, dated as of June 10, 1994, by and among Community, Community Acquisition Corp., a wholly-owned subsidiary of the Company ("Merger Sub"), and the Company, and the merger of Hallmark with Merger Sub. The proposal was approved by the stockholders of all classes of the Company's stock voting together as a single class by the following vote:

                                                                  VOTES
                                                               -----------
For..........................................................    1,915,768
Against......................................................       12,977
Abstain......................................................        3,855

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

                                                                                          SEQUENTIAL PAGE
   ITEM                                      DESCRIPTION                                        NO.
   -----     ---------------------------------------------------------------------------  ---------------
        11   Calculation of Average Number of Common and Common Equivalent Shares                   16
             (Quarters ended September 30, 1994 and 1993)

(b) Reports on Form 8-K

    The Company filed a Current Report on Form 8-K, dated October 5, 1994, reporting, pursuant to Item 4 thereof, that Community had consummated the acquisition of the Company.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HALLMARK HEALTHCARE CORPORATION

Date:  November 14, 1994
                                          __________/s/_T. MARK BUFORD__________
                                                      T. Mark Buford
                                              VICE PRESIDENT AND CONTROLLER
                                               PRINCIPAL ACCOUNTING OFFICER

                                   EXHIBIT XI

           CALCULATION OF AVERAGE NUMBER OF PRIMARY AND FULLY DILUTED
                      COMMON AND COMMON EQUIVALENT SHARES

                                 (IN THOUSANDS)

                                                                                                     QUARTER ENDED
                                                                                                     SEPTEMBER 30,
                                                                                                  --------------------
                                                                                                    1994       1993
                                                                                                  ---------  ---------
Weighted average Class A common stock outstanding...............................................      3,137      2,907
Class B common stock outstanding
 (convertible to Class A common stock)..........................................................         38         77
Common stock equivalents:
  Effect of the assumed conversion of 25% Participating Convertible Cumulative Redeemable
   Preferred Stock (5 shares of common for 1 share of preferred)................................        160        194
  Options and other.............................................................................        429        550
                                                                                                  ---------  ---------
Average number of common and common equivalent shares on a primary and fully diluted basis......      3,764      3,728
                                                                                                  ---------  ---------
                                                                                                  ---------  ---------