Form 10-Q/A
period 1994-09-30
HALLMARK HEALTHCARE CORP
filed 1994-12-05
CIK 765052

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

                                       TO

                                QUARTERLY REPORT

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 1994

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the Transition Period From __________ To __________

Commission file number 0-13991


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

                                 (713) 537-5230
              (Registrant's Telephone number, Including Area Code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X    No
                                   -----    -----
     The number of shares of the Registrant's Common Stock outstanding at December 5, 1994:

                 CLASS A COMMON STOCK, $0.05 PAR VALUE - 10,000

     The registrant is filing this amendment to its Quarterly Report on Form 10-Q, for the quarter ending September 30, 1994 for the sole purpose of adding
Exhibit 27, a Financial Data Schedule to said quarterly report.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Item 6(a) of the registrant's Quarterly Report on Form 10-Q, for the quarter ending September 30, 1994, is amended in its entirety to read as follows:

(a)  Exhibits

                                                                      Sequential
        Item     Description                                           Page No.
        ----     -----------                                          ----------

        11 Calculation of Average Number of Common and Common Equivalent Shares (Quarters ended September 30, 1994 and 1993)*

        27       Financial Data Schedule (Quarters ending September 30,
                 1994 and 1993)                                             5




- - ----------------
*Filed previously

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HALLMARK HEALTHCARE CORPORATION


Date: December 5, 1994

                                        By: /s/ T. MARK BUFORD
                                            -----------------------------------
                                            T. Mark Buford
                                            Vice President and Controller
                                            Principal Accounting Officer