Form 10-K/A
period 1994-06-30
HALLMARK HEALTHCARE CORP
filed 1994-12-08
CIK 765052

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1
                                       TO
                                  ANNUAL REPORT


[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1994

                                       or

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

          For the transition period ______________ to ________________

                         Commission File Number 0-13991

                         HALLMARK HEALTHCARE CORPORATION
             (Exact name of registrant as specified in its charter)


                    DELAWARE                               63-0817574
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                Identification No.)

  3707 FM 1960 WEST, SUITE 500, HOUSTON, TEXAS                77068
    (Address of principal executive offices)                (Zip Code)


       Registrant's telephone number, including Area Code:  (713) 537-5230


        Securities registered pursuant to Section 12(b) of the Act:  NONE

           Securities registered pursuant to Section 12(g) of the Act:

                      CLASS A COMMON STOCK, $0.05 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for
the past 90 days. Yes  X   No
                     -----   -----


- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

     The registrant is filing this amendment to its Annual Report on Form 10-K, for the year ended June 30, 1994 for the sole purpose of adding Exhibit 27, a Financial Data Schedule, to said annual report.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON  FORM 8-K

     Item 14(a)(3) of the registrant's Annual Report on Form 10-K, for the year ended June 30, 1994, is amended, by adding the following exhibit:

(a)(3)  Exhibits

                                                                     Sequential
        Item    Description                                           Page No.
        ----    -----------                                          ----------

         27     Financial Data Schedule (Year ended June 30, 1994)        5

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HALLMARK HEALTHCARE CORPORATION


Date: December 8, 1994

                                   By: /s/ T. MARK BUFORD
                                       ----------------------------------------
                                       T. Mark Buford
                                       Vice President and Controller
                                       Principal Accounting Officer

                                   EXHIBIT 27